Form 10-Q
period 2016-09-30
PHASERX, INC.
filed 2016-11-07
CIK 1429386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-37772

PhaseRx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4690620
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

410 W. Harrison Street, Suite 300
Seattle, Washington	98119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 805-6300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 4, 2016, the registrant had 11,690,329 shares of common stock outstanding.

PHASERX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PhaseRx, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,640	$3,290
Marketable securities	9,995	-
Prepaids and other current assets	433	388
Total current assets	19,068	3,678
Property and equipment, net	278	236
Total assets	$19,346	$3,914

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$533	$396
Accrued liabilities	671	445
Accrued interest	46	3,199
Convertible notes, net of debt discount	-	19,841
Deferred rent	8	47
Total current liabilities	1,258	23,928
Term loan payable, net of debt discount	5,611	-
Preferred stock warrant liability	-	3,163
Total liabilities	6,869	27,091

Commitments and contingencies (Note 7)
Redeemable convertible preferred stock
Series A, $0.0001 par value, no shares and 45,100,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; no shares and 20,216,583 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively; aggregate liquidation preference of $20,217 at December 31, 2015	-	20,212
Series A-1, $0.0001 par value, no shares and 10,500,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; no shares and 5,500,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively; aggregate liquidation preference of $5,500 at December 31, 2015	-	5,500
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at September 30, 2016	-	-
Common stock; $0.0001 par value; 50,000,000 shares and 65,600,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 11,690,329 and 532,885 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	78,468	453
Accumulated other comprehensive income	11	-
Accumulated deficit	(66,003)	(49,343)
Total stockholders' equity (deficit)	12,477	(48,889)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$19,346	$3,914

See Notes to Financial Statements

PhaseRx, Inc.

Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Revenue	$-	$-	$-	$375

Operating expenses
Research and development	1,787	1,173	4,637	3,615
General and administrative	1,351	320	2,910	887
Noncash financial advising fees	-	-	7,515	-
Total operating expenses	3,138	1,493	15,062	4,502
Loss from operations	(3,138)	(1,493)	(15,062)	(4,127)
Interest income	28	-	34	-
Interest expense	(233)	(480)	(1,822)	(1,050)
Other income, net	-	24	190	61
Total other income (expense)	(205)	(456)	(1,598)	(989)
Net loss	$(3,343)	$(1,949)	$(16,660)	$(5,116)
Basic and diluted net loss per share	$(0.29)	$(3.67)	$(2.72)	$(9.95)
Shares used in computation of basic and diluted net loss per share	11,690	531	6,120	514

See Notes to Financial Statements

PhaseRx, Inc.

Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net loss	$(3,343)	$(1,949)	$(16,660)	$(5,116)

Other comprehensive income:
Unrealized gain (loss) on marketable securities	(3)	-	11	-
Comprehensive loss	$(3,346)	$(1,949)	$(16,649)	$(5,116)

See Notes to Financial Statements

PhaseRx, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2016	2015
Operating activities
Net loss	$(16,660)	$(5,116)

Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financial advising fees	7,515	-
Amortization of debt discount	1,518	239
Depreciation and amortization	115	280
Stock-based compensation	622	16
Noncash interest expense	124	811
Deferred contract revenue	-	(375)
Preferred stock warrant liability	(190)	(61)

Changes in operating assets and liabilities
Prepaids and other current assets	(45)	10
Accounts payable	137	152
Accrued liabilities	226	(207)
Deferred rent	(39)	(129)
Net cash used in operating activities	(6,677)	(4,380)

Investing activities
Purchases of marketable securities	(9,984)	-
Purchases of property and equipment	(157)	(10)
Net cash used in investing activities	(10,141)	(10)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	16,475	-
Proceeds from issuance of term loan, net of issuance costs	5,693	-
Proceeds from issuance of convertible note, net of issuance costs	-	2,446
Proceeds from exercise of common stock warrants	-	10
Proceeds from issuance of original issue discount promissory note	400	-
Payment of original issue discount promissory note	(400)	-
Net cash provided by financing activities	22,168	2,456
Net increase (decrease) in cash and cash equivalents	5,350	(1,934)

Cash and cash equivalents
Beginning of period	3,290	2,031
End of period	$8,640	$97

Noncash investing and financing activities:
Accretion of Series A preferred stock	$4	$5
Conversion of preferred stock into common stock	25,716	-
Conversion of notes payable into common stock	19,404	-
Conversion of bridge loan into common stock	4,086	-
Debt discount for beneficial conversion feature on bridge loan	1,021	-
Warrant liability reclassified to equity upon expiration	535	-
Debt discount for warrant issued in connection with term loan payable	205	-

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

Our activities since inception have consisted principally of performing research and development activities and raising capital. Our activities are subject to significant risks and uncertainties, including possible failure of preclinical testing and failing to secure additional funding before we achieve sustainable revenue and profit from operations. As of September 30, 2016, we had an accumulated deficit of $66.0 million.

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

Prior to the IPO, our recurring operating losses raised substantial doubt about our ability to continue as a going concern. After we successfully completed the IPO and secured a term loan with Hercules Capital, Inc. (see detailed disclosure in note 4) we believe we have sufficient cash to fund our operations for at least the next 12 months.

Basis of Presentation

The accompanying interim balance sheet as of September 30, 2016, the statements of operations for the three and nine months ended September 30, 2016 and 2015, the statements of comprehensive loss for the three and nine months ended September 30, 2016 and 2015 and the statements of cash flows for the nine months ended September 30, 2016 and 2015 and the related footnote disclosures are unaudited. The accompanying unaudited financial statements reflect, in the opinion of our management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto included in our final prospectus dated May 17, 2016, filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) on May 18, 2016. The accompanying financial information as of December 31, 2015 has been derived from the audited 2015 financial statements included in the final prospectus. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016, or any other future period.

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

Cash Equivalents and Marketable Securities

We invest our excess cash in investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents or marketable securities, on the balance sheets, classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). Realized gains and losses on the sale of these securities are recognized in net income or loss. We consider all highly liquid investments with original maturities at purchase of 90 days or less to be cash equivalents, an investment with a maturity greater than twelve months from the balance sheet date as long-term marketable securities and a maturity less than twelve months as short-term at the balance sheet date. Our cash equivalents and marketable securities consist principally of commercial paper and money market securities.

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

Level 2:  Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

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

Net Loss Per Share

The computation of basic and diluted net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period and excludes all outstanding stock options, warrants, preferred stock, as well as shares issuable upon conversion of all outstanding convertible notes and term loans from the calculation of diluted net loss per common share, as all such securities are anti-dilutive to the computation for all the periods presented. For the three months and nine months ended September 30, 2016, the computation of diluted net loss per share excluded 1,446,658 shares. For the three months and nine months ended September 30, 2015, the computation of diluted net loss per share excluded 6,321,842 shares.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)

Net loss	$(3,343)	$(1,949)	$(16,660)	$(5,116)

Weighted average shares used in computation of basic and diluted net loss per share	11,690	531	6,120	514

Basic and diluted net loss per share	$(0.29)	$(3.67)	$(2.72)	$(9.95)

Concentration of Risk

We maintain our cash, cash equivalents and investments with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. We have not experienced any credit losses in such accounts and do not believe we are exposed to significant risk on these funds. Our cash, cash equivalents and marketable securities balances of $18.5 million and $3.0 million as of September 30, 2016 and December 31, 2015 were uninsured.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition . This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU is effective for public entities for annual periods beginning after December 15, 2017. In June 2015, the FASB deferred for one year the effective date of the new revenue guidance, with an option that would permit companies to adopt the guidance as early as the original effective date. Early adoption prior to the original effective date is not permitted. We are evaluating the impact this guidance may have on our revenue recognition, but do not expect that the adoption will have a material impact on our financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses that changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU is effective for us in the first quarter of 2020 and must be adopted using a modified retrospective transition approach. We are evaluating the impact of this guidance but do not expect that the adoption will have a material impact on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments that clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for us in the first quarter of 2018 with early adoption permitted and must be applied retrospectively to all periods presented. We are evaluating the impact of this guidance but do not expect that the adoption will have a material impact on our financial statements.

3. Cash Equivalents and Marketable Securities

We did not have any available-for-sale security holdings in 2015. Securities available-for-sale at cost and fair market value by contractual maturity as of September 30, 2016 were as follows:

	Cost or Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$9,984	$9,995
Due after one year through two years	-	-

	$9,984	$9,995

We did not incur any realized gains and losses on sales of available-for-sale securities for the three and nine months ended September 30, 2016. None of the securities have been in a continuous unrealized loss position for more than 12 months as of September 30, 2016.

Marketable securities available-for-sale consisted of the following as of September 30, 2016:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Commercial paper	$9,984	$11	$-	$9,995

	$9,984	$11	$-	$9,995

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

4. Term Loan, Convertible Notes Payable and Other Debt

Hercules Term Loan and Warrants

On June 7, 2016, we entered into a Loan and Security Agreement (the “Loan Agreement”) by and among us, the several banks and other financial institutions or entities from time to time parties to the Loan Agreement (the “Lenders”) and Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent for itself and the Lenders, pursuant to which the Lenders agreed to make a term loan available to us for working capital and general business purposes, in a principal amount of up to $8 million (the “Term Loan”). On June 7, 2016, the Lenders funded $6 million of the Term Loan. An additional $2 million of the Term Loan may be requested by us during the period commencing upon us entering into an arms-length strategic corporate development transaction that is validating in the agent’s and Lenders’ sole discretion (the “Milestone Event”) and ending upon the earlier to occur of (a) December 15, 2016, (b) the date which is 45 days after the consummation of the Milestone Event and (c) the occurrence of an event of default under the Loan Agreement. The Term Loan is secured by substantially all of our assets other than our intellectual property.

The Term Loan bears interest at a floating annual rate equal to the greater of (i) 9.25% and (ii) the sum of (a) 9.25%, plus (b) the prime rate as reported by The Wall Street Journal minus 3.50%, resulting in a rate of 9.25% as of September 30, 2016. We are required to make interest payments in cash on the first business day of each month, beginning on July 1, 2016. The Term Loan will begin amortizing on July 3, 2017, in equal monthly installments of principal and interest, with such payments beginning on July 3, 2017, and continuing on the first business day of each month thereafter until the Term Loan is repaid. The final maturity date of the Term Loan is December 2, 2019. Upon repayment of the term loan, we are required to pay an end of term charge to the Lenders equal to 5.85% of the aggregate original principal amount of all Term Loan advances extended by the Lenders to us.

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

The total debt discount, inclusive of the end of term charge and other fees, amounted to $659,000 related to this Term Loan is being amortized to interest expense over the term of the Term Loan.

Interest expense

We recognized total interest expense of $233,000 and $480,000 during the three months ended September 30, 2016 and 2015, respectively. We recognized total interest expense of $1.8 million and $1.0 million during the nine months ended September 30, 2016 and 2015, respectively.

5. Fair Value Measurements

The following table sets forth the fair value of our assets and liabilities measured at fair value at September 30, 2016 and December 31, 2015:

	September 30, 2016
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:

Money market	$7,527	$7,527	$-	$-
Commercial paper	10,995	1,000	9,995	-

Total financial assets	$18,522	$8,527	$9,995	$-

Add Cash:	113

Total cash, cash equivalents and marketable securities	$18,635

Financial Liabilities:

Preferred stock warrant liability	$-	$-	$-	$-

Total financial liabilities	$-	$-	$-	$-

	December 31, 2015
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:

Money market	$-	$-	$-	$-
Commercial paper

Total financial assets	$-	$-	$-	$-

Add Cash:	$3,290

Total cash, cash equivalents and marketable securities	$3,290

Financial Liabilities:

Preferred stock warrant liability	$3,163	$-	$-	$3,163

Total financial liabilities	$3,163	$-	$-	$3,163

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

The changes in the balances of the Level 3 preferred stock warrant liability measured at fair value for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	2016	2015

Balance as of January 1,	$3,163	$2,695
Change in fair value	(81)	(23)
Balance as of March 31,	3,082	2,672
Additional preferred stock warrants issued	-	246
Change in fair value	(109)	(15)
Warrants exercised	(2,438)	-
Warrants expired	(535)	-
Balance as of June 30,	-	2,903
Additional preferred stock warrants issued		123
Change in fair value		(23)
Balance as of September 30,	$-	$3,003

6. Stock-Based Compensation

We granted incentive stock options to employees and members of the board of directors for their services on the board of directors and nonqualified stock options to nonemployee consultants for their consulting services. Options, in general, either vest in 48 equal monthly installments or 25% on the first year anniversary and 1/48 th of the granted options monthly thereafter, such that options are fully vested on the four-year anniversary of the date of grant.

			Weighted
			Average	Average
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Stock Options	Exercise Price	Life	(in thousands)
Outstanding as of December 31, 2015	443,779	$0.9537

Options granted	955,917	3.7834
Options forfeited	(28,203)	5.0800
Option exercised	(1,968)	0.0407

Outstanding at September 30, 2016	1,369,525	$2.8452	8.50	$896,804

Exercisable at September 30, 2016	394,098	$1.6767	6.28	$439,594

At September 30, 2016 we had unrecognized compensation cost of $1.7 million and will be recognized over the weighted-average remaining service period of approximately 1.7 years.

Stock-based compensation expense has been included in the Statement of Operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Research and development	$167	$4	$197	$13
General and administrative	299	1	425	3
	$466	$5	$622	$16

The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015

Weighted average estimated fair value per share	$2.60	$0.08

Weighted average assumptions:
Dividend yields	-	-
Expected term (years)	5.9	6.0
Risk free interest rate	1.4%	1.7%
Volatility	80.3%	89.6%

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

In September 2016, we extended the term of the lease agreements through November 30, 2021. In addition to minimum rent, the leases also require payment of real estate taxes, insurance, common area maintenance charge and other costs. These costs are not included in the table below. We recognize rent expense under such arrangements on a straight-line basis over the effective term of the leases. The following table summarizes our future minimum lease commitments as of September 30, 2016 (in thousands):

Year ending December 31:
2016	$144,012
2017	614,666
2018	633,106
2019	652,100
2020	671,663
Thereafter	632,580

Total minimum lease payments	$3,348,127

Rent expense for the three months ended September 30, 2016 and 2015 was $206,000 and $174,000, respectively. Rent expense for the nine months ended September 30, 2016 and 2015 was $618,000 and $494,000, respectively.

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

Overview

We are a biopharmaceutical company developing a portfolio of products for the treatment of inherited enzyme deficiencies in the liver using intracellular enzyme replacement therapy, or i-ERT, and expect to generate clinical safety and efficacy data in 2018. We are not aware of any other enzyme replacement therapies for intracellular enzyme deficiencies currently being marketed for inherited enzyme deficiencies in the liver, and believe that the commercial potential for i-ERT is completely untapped and similar to the large and growing $4 billion worldwide market for conventional enzyme replacement therapy, or ERT, which includes drugs such as Cerezyme ® . Our i-ERT approach is enabled by our proprietary Hybrid messenger RNA, or Hybrid mRNA Technology™ platform, which allows synthesis of the missing enzyme inside the cell. Our initial product portfolio targets the three urea cycle disorders ornithine transcarbamylase deficiency, or OTCD, argininosuccinate lyase deficiency, or ASL deficiency, and argininosuccinate synthetase deficiency, or ASS1 deficiency. We have preclinical proofs of concept in two mouse models of the urea cycle disorders showing significant reductions in the level of blood ammonia, which we believe is an approvable endpoint by the Food and Drug Administration, or the FDA, for the demonstration of efficacy in human clinical trials of the urea cycle disorders. To our knowledge, there are no ERT products on the market to treat these diseases, because the urea cycle reaction occurs inside the cell and is inaccessible to the administered enzyme. In contrast, we expect delivery of the missing enzyme using i-ERT with our Hybrid mRNA Technology to be a promising approach to treat these patients. Beyond the urea cycle disorders, we believe there are a significant number of inherited disorders of metabolism in the liver that are candidates for our therapeutic approach and that our Hybrid mRNA Technology can be adapted to develop mRNA therapeutics for the treatment of other inherited liver disorders using our platform.

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

As noted above, our initial focus is on urea cycle disorders, which are a group of rare genetic diseases generally characterized by the body’s inability to remove ammonia from the blood. The urea cycle consists of several enzymes, including OTC, ASL and ASS1. Since the urea cycle reactions occur inside the cell, conventional ERT does not work as a treatment for these disorders. Urea cycle disorders are caused by a genetic mutation that results in a deficiency of one of the enzymes of the urea cycle that is responsible for removing ammonia from the bloodstream, causing elevated levels of ammonia in the blood. The elevated ammonia then reaches the brain through the circulation, where it causes cumulative and irreversible neurological damage, and can result in coma and death. While currently marketed ammonia scavengers such as Ravicti ® (glycerol phenylbutyrate) and Buphenyl ® (sodium phenylbutyrate) provide palliative care of the symptoms, liver transplant is the only currently available cure for urea cycle disorders. Our goal is to treat the urea cycle disorders by intravenous delivery of mRNA that makes the relevant missing urea cycle enzyme inside the cell, thus reinstating control of blood ammonia. We believe that anticipated improvements in newborn screening and the availability of corrective therapy will lead to improved diagnosis and survival rates among patients with urea cycle disorders.

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

Financial Overview

Our operations have been funded, to date, primarily through the sale of our common stock in the initial public offering, or the IPO, debt financing, a series of private placements of convertible preferred stock and issuance of convertible notes and warrants. From our inception through September 30, 2016, we have raised an aggregate of approximately $69.6 million to fund our operations, of which approximately $16.5 million, net of $2.0 million in costs, was from our IPO in May 2016, $25.7 million was from the issuance of preferred stock and approximately $20.2 million was from the issuance of convertible notes and warrants and $5.7 million, net of $307,000 in costs, from a secured term loan from Hercules Capital, Inc., or Hercules. In addition, we received a $1.5 million upfront fee from Synageva BioPharma Corp., or Synageva, in 2014 pursuant to a collaboration and development agreement with Synageva.

Operating Losses

Since our inception, we have incurred significant operating losses. Our net losses were $3.3 million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively. Our net losses were $16.7 million and $5.1 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $66.0 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we plan to conduct our preclinical studies, scale up the manufacturing process, advance our research programs into clinical trials, continue to discover, validate and develop additional product candidates, expand and protect our intellectual property portfolio, and hire additional development and scientific personnel. In addition, we expect to incur additional costs associated with operating as a public company.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance and support functions and not otherwise included in research and development expenses. Other general and administrative expenses include allocated facility related costs not otherwise included in research and development expenses, professional fees for auditing, tax, investor relations, legal services and travel expenses. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly-traded company. These increases will include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

Interest Expense

Interest expense consists primarily of cash and non-cash interest expense related to our convertible notes and term loans.

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

The Hercules Loan bears interest at a floating annual rate equal to the greater of (i) 9.25% and (ii) the sum of (a) 9.25%, plus (b) the prime rate as reported by The Wall Street Journal minus 3.50%, resulting in a rate of 9.25% as of September 30, 2016. We are required to make interest payments in cash on the first business day of each month, beginning on July 1, 2016. The Term Loan will begin amortizing on July 3, 2017, in equal monthly installments of principal and interest, with such payments beginning on July 3, 2017, and continuing on the first business day of each month thereafter until the Term Loan is repaid. The final maturity date of the Term Loan is December 2, 2019. Upon repayment of the term loan, we also require to pay an end of term charge to the Lenders equal to 5.85% of the aggregate original principal amount of all Term Loan advances extended by the Lenders to us.

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

We recorded stock-based compensation expense in the Statements of Operations as follows (in thousands):

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015

Research and development	$167	$4	$197	$13
General and administrative	299	1	425	3
	$466	$5	$622	$16

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses that changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU is effective for us in the first quarter of 2020 and must be adopted using a modified retrospective transition approach. We are evaluating the impact of this guidance but do not expect that the adoption will have a material impact on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments that clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for us in the first quarter of 2018 with early adoption permitted and must be applied retrospectively to all periods presented. We are evaluating the impact of this guidance but do not expect that the adoption will have a material impact on our financial statements.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2016 and September 30, 2015

The following table sets forth information concerning our operating results for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(In thousands)
Revenue	$-	$-	$-	$375

Operating expenses
Research and development	1,787	1,173	4,637	3,615
General and administrative	1,351	320	2,910	887
Noncash financial advising fees	-	-	7,515	-
Total operating expenses	3,138	1,493	15,062	4,502
Loss from operations	(3,138)	(1,493)	(15,062)	(4,127)
Interest income	28	-	34	-
Interest expense	(233)	(480)	(1,822)	(1,050)
Other income, net	-	24	190	61
Total other expense	(205)	(456)	(1,598)	(989)
Net loss	$(3,343)	$(1,949)	$(16,660)	$(5,116)

Research and Development Expenses

Research and development expenses were $1.8 million for the three months ended September 30, 2016, compared to $1.2 million for the three months ended September 30, 2015, and $4.6 million for the nine months ended September 30, 2016, compared to $3.6 million for the nine months ended September 30, 2015.

The increase of $614,000 in the three months ended September 30, 2016 and the increase of $1.0 million in the nine months ended September 30, 2016 were primarily due to an increase in research activities to execute the development plan of our lead drug candidate, PRX-OTC. In the three months ended September 30, 2016, payroll and consultant costs increased by $308,000, contract research, supplies and facility costs increased by $156,000, and noncash stock-based compensation increased by $148,000. In the nine months ended September 30, 2016, payroll and consultant costs increased by $569,000, contract research, supplies and facility costs increased by $333,000, and noncash stock-based compensation increased by $169,000.

In June 2016, we announced product pipeline advancements including the selection of our lead product candidate, PRX-OTC, for treatment of OTCD and positive proof-of-concept data for a second product candidate, PRX-ASL, for treatment of ASL deficiency.

General and Administrative Expenses

General and administrative expenses were $1.4 million for the three months ended September 30, 2016, compared to $320,000 for the three months ended September 30, 2015, and $2.9 million for the nine months ended September 30, 2016, compared to $887,000 for the nine months ended September 30, 2015.

The increase of $1.0 million in the three months ended September 30, 2016 was primarily due to an increase in compensation costs of $537,000 due to $242,000 from increased headcount and $295,000 from increased noncash stock-based compensation expense. Additionally, the costs associated with being a publicly-traded company including legal, consulting, travel expenses, insurance and fees, increased by $504,000.

The increase of $2.0 million in the nine months ended September 30, 2016 was primarily due to additional costs of $1.0 million associated with our IPO and being a publicly-traded company including legal, consulting, travel expenses, insurance and fees. Additionally, compensation costs increased by $1.0 million due to $592,000 from increased headcount and $417,000 from increased noncash stock-based compensation expense.

Noncash Financial Advising Fees

In the nine months ended September 30, 2016, we recorded $7.5 million of noncash financial advising fees.

In December 2015, we engaged Palladium Capital Advisors, LLC, or Palladium, to serve as a non-exclusive agent in connection with a bridge loan financing and as a non-exclusive advisor in connection with our IPO and for the provision of general capital markets advice. Prior to the consummation of the bridge loan financing, we determined, following discussions with Palladium, to request certain of our stockholders to transfer an aggregate of 1,393,880 shares of our common stock to Titan Multi-Strategy Fund I, LTD, or Titan, and certain of its third-party designees at a nominal purchase price in order to induce Titan to serve as the initial committed investor in the bridge financing and also in expectation of receiving other support from Titan, Palladium and their respective contacts in connection with our proposed initial public offering, including introductions to certain prospective underwriters. The sales of shares were completed immediately prior to the IPO. We recorded the fair value of this stock amounting to $7.0 million, based on the IPO price of $5.00 per share, as a non-cash financial advising fee to reflect the economic benefits that we received from the contributions by our principal stockholders.

We also issued Palladium, as consideration for serving as a non-exclusive advisor, 112,000 shares of our common stock in June 2016. We valued the stock based on the IPO price of $5.00 per share as we determined that the fair market value of the stock was more readily determinable than the fair value of the services received. The $560,000 fair value of the stock was recorded as a non-cash financial advising fee in June 2016.

Interest Expense

Interest expense was $233,000 for the three months ended September 30, 2016 compared to $480,000 for the three months ended September 30, 2015. This decrease of $247,000 was due to a decrease in outstanding debt and its related amortization of debt discount.

Interest expense was $1.8 million for the nine months ended September 30, 2016 compared to $1.1 million for the nine months ended September 30, 2015. The increase of $772,000 was primarily due to the amortization of the value of the beneficial conversion feature of the December 2015 convertible loan upon the closing of our IPO in May 2016, partially offset by the decrease in interest expense due to lower outstanding debt balance and its related amortization of debt discount after the IPO.

Other Income

We did not have any other income for the three months ended September 30, 2016 compared to $24,000 for the three months ended September 30, 2015. Other income was $190,000 for the nine months ended September 30, 2016 compared to $61,000 for the nine months ended September 30, 2015. Other income was recorded when the fair value of the warrants exercisable into Series A preferred stock decreased. All warrants exercisable into preferred stock were either exercised or canceled upon the closing of the IPO in May 2016, and therefore, no other income was recorded after the IPO.

Liquidity and Capital Resources

From inception to September 30, 2016, we have incurred an accumulated deficit of $66.0 million. We have financed our operations since inception primarily with the net proceeds of approximately $16.5 million from the sale of our common stock in our IPO in May 2016, the net proceeds of $5.7 million from Hercules, $25.7 million from the sales of shares of our convertible preferred stock and $20.2 million from the issuance of convertible notes and warrants. We also received a $1.5 million upfront fee pursuant to a development agreement in 2014. At September 30, 2016, we had $18.6 million of cash, cash equivalents and marketable securities. We anticipate that we will continue to incur losses, and that such losses will increase over the next several years due to development costs associated with our urea cycle disorder programs. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances.

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

The Hercules Loan bears interest at a floating annual rate equal to the greater of (i) 9.25% and (ii) the sum of (a) 9.25%, plus (b) the prime rate as reported by The Wall Street Journal minus 3.50%, resulting in a rate of 9.25% as of September 30, 2016. Beginning on July 1, 2016, we are required to make interest payments in cash on the first business day of each month. The Hercules Loan will begin amortizing on July 3, 2017, in equal monthly installments of principal and interest, with such payments beginning on July 3, 2017, and continuing on the first business day of each month thereafter until the Hercules Loan is repaid. The final maturity date of the Hercules Loan is December 2, 2019. Upon repayment of the Hercules Loan, we are required to pay an end of term charge to the lenders equal to 5.85% of the aggregate original principal amount of all Hercules Loan advances extended by the lenders to us.

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

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2016 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. In addition, we intend to pursue a combination of sales of additional equity securities and strategic partnerships to further finance our operations. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Our primary uses of cash are to fund operating expenses, research and development expenditures and to pay interest and principle payments of our loan. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the initiation, progress, timing, costs and completion of preclinical studies of our lead product and potential product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the costs and timing of hiring new employees to support our continued growth;

•	the costs required for operating a public company; and

•	the extent to which we acquire or invest in businesses, products or technologies.

The following table shows a summary of our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30
	2016	2015
	(unaudited)
Net cash provided by (used in)
Operating activities	$(6,677)	$(4,380)
Investing activities	(10,141)	(10)
Financing activities	22,168	2,456
	$5,350	$(1,934)

Operating Activities

Net cash used in operating activities increased from $4.4 million for the nine months ended September 30, 2015 to $6.7 million for the nine months ended September 30, 2016. The increase in net cash used in the nine months ended September 30, 2016 was primarily due to approximately $1.0 million in costs associated with our IPO and costs of being a publicly-traded company including legal, consulting, travel expenses and insurance, and increased payroll costs of $474,000 from increased headcount and salaries. Research and development costs also increased due to an increase in research activities as we continued to develop our portfolio of products for the treatment of inherited enzyme deficiencies in the liver and to execute the development plan of our lead drug candidate PRX-OTC.

Investing Activities

Net cash used in investing activities increased from $10,000 for the nine months ended September 30, 2015 to $10.1 million for the nine months ended September 30, 2016. The increase in net cash used in the nine months ended September 30, 2016 was primarily due to investing $10.0 million of our excess cash in investment grade marketable securities.

Financing Activities

Net cash provided by financing activities increased from $2.5 million for the nine months ended September 30, 2015 to $22.2 million for the nine months ended September 30, 2016. The increase in net cash provided by financing activities in the nine months ended September 30, 2016 was primarily due to the net proceeds of $16.5 million from our IPO and the net proceeds of $5.7 million from the Hercules Loan received in June 2016. Net cash provided by financing activities in the nine months ended September 30, 2015 was $2.5 million, which was the net proceeds from the issuance of convertible notes and warrants.

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

(b)          Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2016, approximately $3.9 million of the $16.5 million of net proceeds from our IPO had been used, of which approximately $440,000 was used to pay off the original issue discount promissory note, $184,000 was used to achieve preclinical proof of concept for the treatment of a second urea cycle disorder and approximately $426,000 was used to select a urea cycle disorder product candidate for further development, $688,000 was used in preclinical activities, $909,000 was used to scale up the manufacturing of PRX-OTC and $1.2 million was used in general and administrative expenses.   None of these payments consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than payments made in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee services and as fees for consulting services.

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

We did not repurchase any of our equity securities during the quarter ended September 30, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHASERX, INC.

Date: November 7, 2016	By:	/s/ Robert Overell
Robert W. Overell
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: November 7, 2016	By:	/s/ Shing-Yin Tsui
Shing-Yin (Helen) Tsui
Senior Vice President, Finance and Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fourth amended and Restated Certificate of Incorporation, as amended, as presently in effect (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2016)

3.2	Amended and Restated Bylaws, as presently in effect (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2016)

10.1*	Seventh amendment to Lease, dated September 27, 2016, by and between ARE-SEATTLE No. 10, LLC and PhaseRx, Inc., for 410 W. Harrison, Seattle, Washington

10.2*	Fifth amendment to Lease, dated September 27, 2016, by and between ARE-SEATTLE No. 10 LLC and PhaseRx, Inc., for 410 Elliott, Seattle, Washington

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015, (ii) Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Unaudited Condensed Statement of Changes in Stockholders’ Deficit for the nine months ended September 30, 2016, (iv) Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to Unaudited Condensed Financial Statements

* Filed herewith.