Form 10-Q
period 2017-03-31
PHASERX, INC.
filed 2017-05-12
CIK 1429386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2017, the registrant had 11,690,329 shares of common stock outstanding.

PHASERX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PhaseRx, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,688	$9,983
Marketable securities	5,166	5,496
Prepaids and other current assets	791	698
Total current assets	12,645	16,177
Property and equipment, net	250	271
Total assets	$12,895	$16,448

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$981	$515
Accrued liabilities	554	884
Accrued interest	50	49
Current portion of term loan payable	1,149	576
Total current liabilities	2,734	2,024
Term loan payable, net of debt discount and current portion	4,646	5,127
Total liabilities	7,380	7,151

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock; $0.0001 par value; 50,000,000 shares authorized at March 31, 2017 and December 31, 2016; 11,690,329 shares issued and outstanding at March 31, 2017 and December 31, 2016	1	1
Additional paid-in capital	79,218	78,773
Accumulated other comprehensive income	4	3
Accumulated deficit	(73,708)	(69,480)
Total stockholders' equity	5,515	9,297
Total liabilities and stockholders' equity	$12,895	$16,448

See Notes to Consolidated Financial Statements

PhaseRx, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$2,326	$1,434
General and administrative	1,589	680
Total operating expenses	3,915	2,114
Loss from operations	(3,915)	(2,114)
Interest income	25	-
Interest expense	(235)	(201)
Other income, net	-	81
Total other income (expense)	(210)	(120)
Net loss attributable to common stockholders	$(4,125)	$(2,234)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(4.19)
Shares used in computation of basic and diluted net loss per share attributable to common stockholders	11,690	533

See Notes to Consolidated Financial Statements

PhaseRx, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended March 31
	2017	2016
Net loss	$(4,125)	$(2,234)

Other comprehensive income:
Unrealized gain on marketable securities	1	-
Comprehensive loss	$(4,124)	$(2,234)

See Notes to Consolidated Financial Statements

PhaseRx, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31
	2017	2016
Operating activities
Net loss	$(4,125)	$(2,234)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	92	151
Depreciation and amortization	21	61
Stock-based compensation	342	19
Noncash interest expense	-	50
Preferred stock warrant liability	-	(81)

Changes in operating assets and liabilities
Prepaids and other current assets	(93)	(2)
Accounts payable	466	282
Accrued liabilities	(329)	(29)
Deferred rent	-	(14)
Net cash used in operating activities	(3,626)	(1,797)

Investing activities
Purchases of marketable securities	(4,169)	-
Maturities of marketable securities	4,500	-
Purchases of property and equipment	-	(142)
Net cash provided by (used in) investing activities	331	(142)

Financing activities
Deferred offering costs	-	(446)
Net cash used in financing activities	-	(446)
Net decrease in cash and cash equivalents	(3,295)	(2,385)

Cash and cash equivalents
Beginning of period	9,983	3,290
End of period	$6,688	$905

Noncash investing and financing activities:
Accretion of Series A preferred stock	$-	$2
Cash paid during the period for interest	142	-

See Notes to Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

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

Liquidity

We have financed our operations since inception primarily through the sale of preferred and common stock and the issuance of convertible notes and term loans. We anticipate that we will continue to incur losses, and that such losses will increase over the next several years due to development costs associated with our drug candidate PRX-OTC. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing and, ultimately, to generate revenue. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

We believe our cash, cash equivalents and marketable securities balance of $11.9 million at March 31, 2017, is sufficient to fund our operations until March 31, 2018. Assuming we can raise sufficient cash to fund our operations beyond March 31, 2018, we expect to file an IND application for PRX-OTC with the FDA in 2018, conduct Phase 2a/2b single- and repeat-dose clinical proof of concept studies in OTCD patients that are expected to generate Phase 2a safety and efficacy data, including measurement of reduction in blood ammonia in the second half of 2018 and Phase 2b (repeat-dose) safety and efficacy data in the first half of 2019.

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited. The accompanying unaudited consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the accompanying consolidated statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our 2016 annual report on the Form 10-K. The accompanying consolidated financial information as of December 31, 2016 has been derived from the audited 2016 consolidated financial statements included in our 2016 annual report on the Form 10-K filed with the Securities and Exchange Commission on March 27, 2017. Operating results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017, or any other future period.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of PhaseRx and its wholly owned subsidiary, PhaseRx Ireland Limited. All material intercompany transactions and balances have been eliminated in consolidation.

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

Stock-Based Compensation

We expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. We use the Black-Scholes option pricing model to calculate the fair value of any equity instruments on the grant date. We recognize stock-based compensation on the graded-vesting method as expense over the requisite service period. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to volatility, expected option term and, prior to the initial public offering (“IPO”), the fair value of our common stock. Measurement of stock-based compensation for options granted to nonemployees is subject to periodic adjustment as the underlying equity instruments vest.

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

Net Loss Per Share

The computation of basic and diluted net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period and excludes all outstanding stock options, warrants, preferred stock, as well as shares issuable upon conversion of all outstanding convertible notes and term loans from the calculation of diluted net loss per common share, as all such securities are anti-dilutive to the computation for all the periods presented. For the three months ended March 31, 2017 and 2016, the computation of diluted net loss per share excluded 2,040,606 and 6,809,460 shares, respectively.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016

Net loss attributable to common stockholders	$(4,125)	$(2,234)

Weighted average shares used in computation of basic and diluted net loss per share attributable to common stockholders	11,690	533

Basic and diluted net loss per share attributable to common stockholders	$(0.35)	$(4.19)

Concentration of Risk

We maintain our cash, cash equivalents and investments with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. We have not experienced any credit losses in such accounts and do not believe we are exposed to significant risk on these funds. Our cash and cash equivalents balances of $6.4 million and $9.8 million as of March 31, 2017 and December 31, 2016, respectively, were uninsured.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU is intended to provide more transparent and economically neutral information about the assets and liabilities that arise from leases than previous guidance. The ASU is effective for public entities for annual periods beginning on or after December 15, 2018. Early adoption is permitted, and adoption must be applied on a modified retrospective basis. We are evaluating the impact of this guidance on our financial statements.

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

Recently Adopted Accounting Policies

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting which amends ASC 718, Compensation — Stock Compensation. The ASU includes provisions intended to simplify various provisions related to how share-based payments are accounted for and presented in the financial statements. The ASU is effective for public entities for annual periods beginning on or after December 15, 2016 and interim periods within that reporting period. We adopted ASU 2016-09 during the quarter ended March 31, 2017, and elected to make an accounting policy change to recognize forfeitures as they occur. The adoption impact on the consolidated balance sheet was a cumulative-effect adjustment of $103,000, increasing opening accumulated deficit and increasing additional paid-in capital. The Company has decided that none of the other provisions of ASU 2016-09 will have a significant impact on its consolidated financial statements.

3. Cash Equivalents and Marketable Securities

The following tables summarize securities available-for-sale at cost and fair market value by contractual maturity:

	March 31, 2017
	Cost or Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$5,162	$5,166
Due after one year through two years	-	-

	$5,162	$5,166

	December 31, 2016
	Cost or Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$5,493	$5,496
Due after one year through two years	-	-

	$5,493	$5,496

We did not incur any realized gains and losses on sales of available-for-sale securities for the three months ended March 31, 2017 and 2016. None of the securities have been in a continuous unrealized loss position for more than 12 months as of March 31, 2017.

The following tables summarize fair value of marketable securities available-for-sale and the gross unrealized gains and losses:

	March 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Commercial paper	$5,162	$4	$-	$5,166

	$5,162	$4	$-	$5,166

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Commercial paper	$5,493	$3	$-	$5,496

	$5,493	$3	$-	$5,496

Fair values were determined for each individual security in the investment portfolio. We utilize third-party pricing services for all security valuations. We review the pricing methodology, including the collection of market information, used by the third-party pricing services. On a periodic basis, we also review and validate the pricing information received from the third-party providers.

4. Term Loan

On June 7, 2016, we entered into a Loan and Security Agreement (the “Loan Agreement”) by and among us, the several banks and other financial institutions or entities from time to time parties to the Loan Agreement (the “Lenders”) and Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent for itself and the Lenders, pursuant to which the Lenders funded $6 million to us (the “Term Loan”). The Term Loan is secured by substantially all of our assets other than our intellectual property.

The Term Loan bears interest at a floating annual rate equal to the greater of (i) 9.25% and (ii) the sum of (a) 9.25%, plus (b) the prime rate as reported by The Wall Street Journal minus 3.50%, resulting in a rate of 9.75% as of March 31, 2017. We are required to make interest payments in cash on the first business day of each month, beginning on July 1, 2016. The Term Loan will begin amortizing on July 3, 2017, in equal monthly installments of principal and interest, with such payments beginning on July 3, 2017, and continuing on the first business day of each month thereafter until the Term Loan is repaid. The final maturity date of the Term Loan is December 2, 2019. Upon repayment of the term loan, we are required to pay an end of term charge to the Lenders equal to 5.85% of the aggregate original principal amount of all Term Loan advances extended by the Lenders to us.

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

5. Fair Value Measurements

The following table sets forth the fair value of our assets measured at fair value at March 31, 2017 and December 31, 2016:

	March 31, 2017
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Money market	$4,712	$4,712	$-	$-
Commercial paper	6,416	-	6,416	-

Total financial assets	$11,128	$4,712	$6,416	$-

Add Cash:	726

Total cash, cash equivalents and marketable securities	$11,854

	December 31, 2016
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Money market	$7,731	$7,731	$-	$-
Commercial paper	7,544	-	7,544	-

Total financial assets	$15,275	$7,731	$7,544	$-

Add Cash:	$204

Total cash, cash equivalents and marketable securities	$15,479

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

			Weighted
			Average	Average
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Stock Options	Exercise Price	Life	(in thousands)
Outstanding as of December 31, 2016	1,751,473	$2.5434

Options granted	212,000	1.5419

Outstanding at March 31, 2017	1,963,473	$2.4352	8.55	$413,535

Exercisable at March 31, 2017	570,896	$1.9998	6.76	$260,483

At March 31, 2017, we had unrecognized compensation cost of $1.3 million which will be recognized over the weighted-average remaining service period of approximately 2.2 years.

Stock-based compensation expense has been included in the Statement of Operations as follows (in thousands):

	Three months ended March 31,
	2017	2016

Research and development	$126	$10
General and administrative	216	9
	$342	$19

The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Weighted average estimated fair value per share	$1.0419	$1.2474

Weighted average assumptions:
Dividend yields	-	-
Expected term (years)	6.1	6.0
Risk free interest rate	2.1%	1.3%
Volatility	80.3%	80.3%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Unless the context provides otherwise, all references in this Quarterly Report on Form 10-Q to “PhaseRx,” “we,” “us,” “our,” the “Company,” or similar terms, refer to PhaseRx, Inc. and its directly and indirectly owned subsidiaries on a consolidated basis.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 annual report on the Form 10-K filed with the Securities and Exchange Commission on March 27, 2017. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

As noted above, our initial focus is on urea cycle disorders, which are a group of rare genetic diseases generally characterized by the body’s inability to remove ammonia from the blood. The urea cycle consists of several enzymes, including OTC, ASL and ASS1. Since the urea cycle reactions occur inside the cell, conventional ERT does not work as a treatment for these disorders. Urea cycle disorders are caused by a genetic mutation that results in a deficiency of one of the enzymes of the urea cycle that is responsible for removing ammonia from the bloodstream, causing elevated levels of ammonia in the blood. The elevated ammonia then reaches the brain through the circulation, where it causes cumulative and irreversible neurological damage, and can result in coma and death. Currently marketed ammonia scavengers such as Ravicti (glycerol phenylbutyrate) and Buphenyl (sodium phenylbutyrate) remove some of the excess ammonia but do not alter the underlying disease mechanism, therefore, liver transplant is the only currently available cure for urea cycle disorders. Our goal is to treat the urea cycle disorders by intravenous delivery of mRNA that makes the relevant missing urea cycle enzyme inside the cell, thus reinstating control of blood ammonia. We believe that anticipated improvements in newborn screening and the availability of corrective therapy will lead to improved diagnosis and survival rates among patients with urea cycle disorders.

We have three therapeutic urea cycle disorder programs under development: PRX-OTC to treat OTCD, PRX-ASL to treat ASL deficiency and PRX-ASS1 to treat ASS1 deficiency. Preclinical efficacy has been established for PRX-OTC with two biological measures, including normalization of the level of ammonia in the blood. In June 2016, we selected PRX-OTC as our lead product candidate and demonstrated preclinical proof of concept for the treatment of a second product candidate, PRX-ASL. In 2016, we initiated scale up of the manufacturing of PRX-OTC, and in November 2016, we announced positive safety results from our single escalating dose response study in non-human primates using our Hybrid mRNA Technology.  In November 2016, PRX-OTC received orphan drug designation from the FDA.  We intend to initiate IND-enabling studies in the second half of 2017 and plan to start manufacturing clinical supplies of the lead urea cycle disorder product candidate consistent with current good manufacturing practices, or cGMP, in the third quarter of 2017.

We believe our cash, cash equivalents and marketable securities balance of $11.9 million at March 31, 2017, is sufficient to fund our operations until March 31, 2018. We are exploring various financing options including equity funding and strategic collaborations. However, there are no assurances that we will be successful in obtaining the level of financing needed for our operations. Assuming we can raise sufficient cash to fund our operations beyond March 31, 2018, we expect to file an IND application for PRX-OTC with the FDA in 2018, conduct Phase 2a/2b single- and repeat-dose clinical proof of concept studies in OTCD patients that are expected to generate Phase 2a safety and efficacy data, including measurement of reduction in blood ammonia in the second half of 2018 and Phase 2b (repeat-dose) safety and efficacy data in the first half of 2019.

Financial Overview

Our operations have been funded, to date, primarily through the sale of our common stock in the IPO, debt financing, a series of private placements of convertible preferred stock and issuance of convertible notes and warrants.

Operating Losses

Since our inception, we have incurred significant operating losses. Our net losses were $4.1 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $73.7 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we plan to conduct our preclinical studies, scale up the manufacturing process, advance our research programs into clinical trials, continue to discover, validate and develop additional product candidates, expand and protect our intellectual property portfolio, and hire additional development and scientific personnel.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance and support functions. Other general and administrative expenses include allocated facility related costs not otherwise included in research and development expenses, professional fees for auditing, tax, investor relations, legal services, market research, intellectual property and travel expenses.

Interest Expense

On June 7, 2016, we entered into a loan and security agreement by and among us, the several banks and other financial institutions or entities from time to time parties to the loan and security agreement and Hercules, in its capacity as administrative agent for itself and the Lenders, pursuant to which the Lenders funded $6 million of the term loan, and we received $5.7 million, net of issuance costs.

The Term Loan bears interest at a floating annual rate equal to the greater of (i) 9.25% and (ii) the sum of (a) 9.25%, plus (b) the prime rate as reported by The Wall Street Journal minus 3.50%, resulting in a rate of 9.75% as of March 31, 2017. We are required to make interest payments in cash on the first business day of each month, beginning on July 1, 2016. The Term Loan will begin amortizing on July 3, 2017, in equal monthly installments of principal and interest, with such payments beginning on July 3, 2017, and continuing on the first business day of each month thereafter until the Term Loan is repaid. The final maturity date of the Term Loan is December 2, 2019. Upon repayment of the term loan, we are required to pay an end of term charge to the Lenders equal to 5.85% of the aggregate original principal amount of all Term Loan advances extended by the Lenders to us.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our audited and unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements included in our 2016 annual report on the Form 10-K filed with the Securities and Exchange Commission on March 27, 2017, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

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

Stock-Based Compensation

We expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. We use the Black-Scholes option pricing model to calculate the fair value of any equity instruments on the grant date. We recognize stock-based compensation, on the graded-vesting method as expense over the requisite service period. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to volatility, expected option term and, prior to the IPO, the fair value of our common stock. Measurement of stock-based compensation for options granted to non-employees is subject to periodic adjustment as the underlying equity instruments vest. We have granted options with performance conditions to certain executive officers and directors. At each reporting date, we evaluate whether the achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of the achievement of each performance condition or the occurrence of the event which will trigger the options to vest.

We recorded stock-based compensation expense in the Statements of Operations as follows (in thousands):

	Three months ended March 31,
	2017	2016

Research and development	$126	$10
General and administrative	216	9
	$342	$19

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU is intended to provide more transparent and economically neutral information about the assets and liabilities that arise from leases than previous guidance. The ASU is effective for public entities for annual periods beginning on or after December 15, 2018. Early adoption is permitted, and adoption must be applied on a modified retrospective basis. We are evaluating the impact of this guidance on our financial statements.

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

Recently Adopted Accounting Policies

 In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting which amends ASC 718, Compensation — Stock Compensation. The ASU includes provisions intended to simplify various provisions related to how share-based payments are accounted for and presented in the financial statements. The ASU is effective for public entities for annual periods beginning on or after December 15, 2016 and interim periods within that reporting period. We adopted ASU 2016-09 during the quarter ended March 31, 2017 and elected to make an accounting policy change to recognize forfeitures as they occur. The adoption impact on the consolidated balance sheet was a cumulative-effect adjustment of $103,000, increasing opening accumulated deficit and increasing additional paid-in capital. We have determined that none of the other provisions of ASU 2016-09 will have a significant impact on our consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

The following table sets forth information concerning our operating results for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,		Dollar	%
	2017	2016	Change	Change
	(in thousands)
Statement of operations data:

Operating expenses:
Research and development	$2,326	$1,434	$892	62.2%
General and administrative	1,589	680	909	133.7%
Total operating expenses	3,915	2,114	1,801	85.2%
Loss from operations	(3,915)	(2,114)	(1,801)	85.2%
Interest income	25	—	25	-%
Interest expense	(235)	(201)	(34)	16.9%
Other income (loss), net	-	81	(81)	-100.0%
Total other income (expense)	(210)	(120)	(90)	75.0%
Net loss	$(4,125)	$(2,234)	$(1,891)	84.6%

Research and Development Expenses

Research and development expenses were $2.3 million for the three months ended March 31, 2017, compared to $1.4 million for the three months ended March 31, 2016.

The increase of $892,000, or 62%, in the three months ended March 31, 2017 was primarily due to an increase in research activities to execute the development plan of our lead drug candidate, PRX-OTC. In the three months ended March 31, 2017, costs for preclinical studies and scaling up manufacturing increased by $637,000, our payroll costs increased by $150,000 and noncash stock-based compensation increased by $116,000.

General and Administrative Expenses

General and administrative expenses were $1.6 million for the three months ended March 31, 2017, which was an increase of approximately $909,000, or 134%, compared to general and administrative expenses of $680,000 for the three months ended March 31, 2016. The increase was primarily due to additional costs of $297,000 associated with meeting requirements for being a publicly-traded company, including legal, consulting, insurance, board fees, audit fees and investor relation fees. We also incurred market research analysis cost of $296,000. Additionally, compensation costs increased by $250,000, mainly due to increase in noncash stock-based compensation.

 Interest Income

Interest income was approximately $25,000 for the three months ended March 31, 2017, compared to none for the three months ended March 31, 2016. We did not have any marketable securities investment during the three months ended March 31, 2016.

Interest Expense

Interest expense increased by approximately $34,000, or 17%, to $235,000 for the three months ended March 31, 2017, from $201,000 for the three months ended March 31, 2016. The interest expense recorded in the three months ended March 31, 2017, was related to the Hercules Term Loan. The interest expense recorded in the three months ended March 31, 2016, was related to the amortization of the debt discounts of our convertible notes and the interest expense of the convertible bridge loan. The convertible notes and loan were converted to common stock upon the IPO in May 2016 (See detailed disclosure under “Liquidity and Capital Resources” below).

Liquidity and Capital Resources

From inception to March 31, 2017, we have incurred an accumulated deficit of $73.7 million. We have financed our operations since inception primarily with the net proceeds of approximately $16.5 million from the sale of our common stock in our IPO in May 2016, the net proceeds of $5.7 million from Hercules Term Loan, $25.7 million from the sales of shares of our convertible preferred stock and $20.2 million from the issuance of convertible notes and warrants. We also received a $1.5 million upfront fee pursuant to a development agreement in 2014. At March 31, 2017, we had $11.9 million of cash, cash equivalents and marketable securities, which we believe is sufficient to fund our operations until March 31, 2018. We anticipate that we will continue to incur losses, and that such losses will increase over the next several years due to development costs associated with our urea cycle disorder programs. Our expected recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. We are exploring various financing options including equity funding and strategic collaboration. However, there are no assurances that we will be successful in obtaining the level of financing needed for our operations. If we are unsuccessful, we may need to reduce activities, curtail or cease operations.

Initial Public Offering

On May 23, 2016, we closed our IPO and sold 3,700,000 shares of common stock at a price of $5.00 per share to the public. The aggregate net proceeds received by us from the offering, net of underwriting discounts and commissions and offering expenses, were $16.5 million.

Hercules Loan – June 2016 Loan and Security Agreement

On June 7, 2016, we entered into a loan and security agreement by and among us, the several banks and other financial institutions or entities from time to time parties to the loan and security agreement and Hercules, in its capacity as administrative agent for itself and the lenders, pursuant to which the lenders funded $6 million of the term loan, and we received $5.7 million, net of related expenses. The Term Loan is secured by substantially all of our assets other than our intellectual property.

The Term Loan bears interest at a floating annual rate equal to the greater of (i) 9.25% and (ii) the sum of (a) 9.25%, plus (b) the prime rate as reported by The Wall Street Journal minus 3.50%, resulting in a rate of 9.75% as of March 31, 2017. Beginning on July 1, 2016, we are required to make interest payments in cash on the first business day of each month. The Term Loan will begin amortizing on July 3, 2017, in equal monthly installments of principal and interest, with such payments beginning on July 3, 2017, and continuing on the first business day of each month thereafter until the Term Loan is repaid. The final maturity date of the Term Loan is December 2, 2019. Upon repayment of the Term Loan, we are required to pay an end of term charge to the Lenders equal to 5.85% of the aggregate original principal amount of all Term Loan advances extended by the Lenders to us.

At our option, we may prepay all or any portion of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the Term Loan, subject to a prepayment fee of 3.00% of the amount prepaid if the prepayment occurs on or prior to June 7, 2017, 2.00% of the amount prepaid if the prepayment occurs after June 7, 2017 but on or prior to June 7, 2018, or 1.00% of the amount prepaid if the prepayment occurs after June 7, 2018.

Convertible Loan- Bridge Loan Financing - December 2015 Loan and Security Agreement

On December 11, 2015, we issued a promissory note to Titan Multi-Strategy I, LTO (“Titan”) in exchange for $500,000. On December 21, 2015, we entered into a loan and security agreement with 17 investors, which was subsequently amended on April 6, 2016, pursuant to which Titan converted its note and certain investors made new term loans to us in the aggregate principal amount of $4.0 million. The term loans closed on December 21, 2015, and we received from the escrow agent net proceeds of approximately $3.2 million, after deducting certain fees and expenses. Interest accrued on the term loans at the rate of 5% per annum. The entire outstanding principal amount of the term loans together with all accrued and unpaid interest thereon converted into shares of our common stock upon the closing of our IPO.

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

We believe our existing cash, cash equivalents and marketable securities as of March 31, 2017 will be sufficient to meet our anticipated cash requirements until March 31, 2018. We intend to pursue a combination of sales of additional equity securities and strategic partnerships to further finance our operations. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. There are no assurances however, that we will be successful in obtaining the level of financing needed for our operations.

Our primary uses of cash are to fund operating expenses, research and development expenditures and to pay interest and principle payments of our loan. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the initiation, progress, timing, costs and completion of preclinical studies of our lead product and potential product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the costs and timing of hiring new employees to support our continued growth;

•	the costs required for operating a public company; and

•	the extent to which we acquire or invest in businesses, products or technologies.

The following table shows a summary of our cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31
	2017	2016
	(unaudited)
Net cash provided by (used in)
Operating activities	$(3,626)	$(1,797)
Investing activities	331	(142)
Financing activities	-	(446)
	$(3,295)	$(2,385)

Operating Activities

Net cash used in operating activities increased to $3.6 million for the three months ended March 31, 2017, from $1.8 million for the three months ended March 31, 2016. The increase in net cash used in the three months ended March 31, 2017, was primarily due to an increase in PRX-OTC development expense payments of $589,000, an increase in bonus payments of $434,000, an additional $355,000 in costs associated with being a publicly-traded company and an increase in payroll costs of approximately $285,000 from increased headcount.

Investing Activities

Net cash provided by investing activities was $331,000 for the three months ended in March 31, 2017, compared to cash used in investing activities of $142,000 for the three months ended March 31, 2016. The increase in cash provided by investing activities of $473,000 was primarily due to an increase in maturities of marketable securities and a decrease in property and equipment purchases during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Financing Activities

Net cash used in financing activities decreased from $446,000 for the three months ended March 31, 2016 to zero for the three months ended March 31, 2017. The net cash used in financing activities in the three months ended March 31, 2016 was due to the increase in deferred offering costs associated with our IPO in May 2016.

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

(b)          Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The Risk Factors included in our annual report for the year ended December 31, 2016, on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2017, have not materially changed, except for the following:

Our financial statements for the three months ended March 31, 2017, contain an explanatory paragraph in the footnotes that expresses substantial doubt as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities and have significant future commitments, substantial doubt exists regarding our ability to continue as a going concern. Such doubts regarding our ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

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

As of March 31, 2017, approximately $10.4 million of the $16.5 million of net proceeds from our IPO had been used, of which approximately $440,000 was used to pay off the original issue discount promissory note, $184,000 was used to achieve preclinical proof of concept for the treatment of a second urea cycle disorder and approximately $426,000 was used to select a urea cycle disorder product candidate for further development, $1.3 million was used in preclinical activities, $4.4 million was used to scale up the manufacturing of PRX-OTC and $3.6 million was used in general and administrative expenses.   None of these payments consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than payments made in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee services and as fees for consulting services.

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

We did not repurchase any of our equity securities during the quarter ended March 31, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHASERX, INC.

Date: May 12, 2017	By:	/s/ Robert Overell
Robert W. Overell
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: May 12, 2017	By:	/s/ Shing-Yin Tsui
Shing-Yin (Helen) Tsui
Senior Vice President, Finance and Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Fourth amended and Restated Certificate of Incorporation, as amended, as presently in effect (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2016)

3.2	Amended and Restated Bylaws, as presently in effect (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2016)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 2, 2016)

4.2	PhaseRx, Inc. Second Amended and Restated Investors’ Rights Agreement, dated November 17, 2014, by and among PhaseRx, Inc. by and among PhaseRx, Inc., Series A Investors listed on Exhibit A thereto, Series A-1 Investor listed on Exhibit A-1 thereto and the Founders listed on Exhibit B thereto (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 2016)

10.1+*	First Amendment to the PhaseRx, Inc. 2016 Long-Term Incentive Plan

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016, (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Unaudited Consolidated Financial Statements

* Filed herewith.

 + Management contract or compensatory plan or arrangement.