Form 10-Q
period 2017-06-30
PHASERX, INC.
filed 2017-08-10
CIK 1429386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 9, 2017, the registrant had 11,690,329 shares of common stock outstanding.

PHASERX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PhaseRx, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,941	$9,983
Marketable securities	3,421	5,496
Prepaids and other current assets	615	698
Total current assets	8,977	16,177
Property and equipment, net	229	271
Total assets	$9,206	$16,448

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$493	$515
Accrued liabilities	548	884
Accrued interest	49	49
Current portion of term loan payable	1,747	576
Total current liabilities	2,837	2,024
Term loan payable, net of debt discount and current portion	4,140	5,127
Total liabilities	6,977	7,151

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock; $0.0001 par value; 50,000,000 shares authorized at June 30, 2017 and December 31, 2016; 11,690,329 shares issued and outstanding at June 30, 2017 and December 31, 2016	1	1
Additional paid-in capital	79,474	78,773
Accumulated other comprehensive income	1	3
Accumulated deficit	(77,247)	(69,480)
Total stockholders' equity	2,229	9,297
Total liabilities and stockholders' equity	$9,206	$16,448

See Notes to Consolidated Financial Statements

PhaseRx, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Operating expenses
Research and development	$2,255	$1,416	$4,581	$2,850
General and administrative	1,065	880	2,654	1,559
Noncash financial advising fees	-	7,515	-	7,515
Total operating expenses	3,320	9,811	7,235	11,924
Loss from operations	(3,320)	(9,811)	(7,235)	(11,924)
Interest income	22	6	47	6
Interest expense	(241)	(1,389)	(476)	(1,589)
Other income, net	-	110	-	190
Total other income (expense)	(219)	(1,273)	(429)	(1,393)
Net loss attributable to common stockholders	$(3,539)	$(11,084)	$(7,664)	$(13,317)
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(1.84)	$(0.66)	$(4.05)
Shares used in computation of basic and diluted net loss per share attributable to common stockholders	11,690	6,013	11,690	3,288

See Notes to Consolidated Financial Statements

PhaseRx, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net loss	$(3,539)	$(11,084)	$(7,664)	$(13,317)

Other comprehensive income:
Unrealized gain (loss) on marketable securities	(3)	14	(2)	14
Comprehensive loss	$(3,542)	$(11,070)	$(7,666)	$(13,303)

See Notes to Consolidated Financial Statements

PhaseRx, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30
	2017	2016
Operating activities
Net loss	$(7,664)	$(13,317)

Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financial advising fees	-	7,515
Amortization of debt discount	184	1,426
Depreciation and amortization	42	92
Stock-based compensation	598	156
Noncash interest expense	-	115
Preferred stock warrant liability	-	(190)

Changes in operating assets and liabilities
Prepaids and other current assets	83	(117)
Accounts payable	(22)	146
Accrued liabilities	(336)	77
Deferred rent	-	(27)
Net cash used in operating activities	(7,115)	(4,124)

Investing activities
Purchases of marketable securities	(5,427)	(5,979)
Maturities of marketable securities	7,500	-
Purchases of property and equipment	-	(157)
Net cash provided by (used in) investing activities	2,073	(6,136)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	-	16,475
Proceeds from issuance of term loan, net of issuance costs	-	5,693
Proceeds from issuance of original issue discount promissory note	-	400
Payment of original issue discount promissory note	-	(400)
Net cash provided by financing activities	-	22,168
Net increase (decrease) in cash and cash equivalents	(5,042)	11,908

Cash and cash equivalents
Beginning of period	9,983	3,290
End of period	$4,941	$15,198

Noncash investing and financing activities:
Accretion of Series A preferred stock	$-	$4
Cash paid during the period for interest	291	-
Conversion of preferred stock into common stock	-	25,716
Conversion of notes payable into common stock	-	19,404
Conversion of bridge loan into common stock	-	4,086
Debt discount for beneficial conversion feature on bridge loan	-	1,021
Warrant liability reclassified to equity upon expiration	-	535
Debt discount for warrant issued in connection with term loan payable	-	205

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

We believe our cash, cash equivalents and marketable securities balance of $8.4 million at June 30, 2017, is sufficient to fund our operations until March 31, 2018. Assuming we can raise sufficient cash to fund our operations beyond March 31, 2018, we expect to file an IND application for PRX-OTC with the FDA in 2018, conduct Phase 2a/2b single- and repeat-dose clinical proof of concept studies in OTCD patients that are expected to generate Phase 2a safety and efficacy data, including measurement of reduction in blood ammonia in the second half of 2018 and Phase 2b (repeat-dose) safety and efficacy data in the first half of 2019.

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited. The accompanying unaudited consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the accompanying consolidated statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our 2016 annual report on the Form 10-K. The accompanying consolidated financial information as of December 31, 2016 has been derived from the audited 2016 consolidated financial statements included in our 2016 annual report on the Form 10-K filed with the Securities and Exchange Commission on March 27, 2017. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017, or any other future period.

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

Net Loss Per Share

The computation of basic and diluted net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period and excludes all outstanding stock options and warrants from the calculation of diluted net loss per common share, as all such securities are anti-dilutive to the computation for all the periods presented. For the three and six months ended June 30, 2017, the computation of diluted net loss per share excluded 2,179,606 shares. For the three and six months ended June 30, 2016, the computation of diluted net loss per share excluded 1,222,289 shares.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss attributable to common stockholders	$(3,539)	$(11,084)	$(7,664)	$(13,317)

Weighted average shares used in computation of basic and diluted net loss per share attributable to common stockholders	11,690	6,013	11,690	3,288

Basic and diluted net loss per share attributable to common stockholders	$(0.30)	$(1.84)	$(0.66)	$(4.05)

Concentration of Risk

We maintain our cash, cash equivalents and investments with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. We have not experienced any credit losses in such accounts and do not believe we are exposed to significant risk on these funds. Our cash and cash equivalents balances of $4.7 million and $9.8 million as of June 30, 2017 and December 31, 2016, respectively, were uninsured.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation, which is intended to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance to a change to the terms or conditions of a share-based payment award. This ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact of this guidance but do not expect that the adoption will have a material impact on our financial statements.

3. Cash Equivalents and Marketable Securities

The following tables summarize securities available-for-sale at cost and fair market value by contractual maturity (in thousands):

	June 30, 2017
	Cost or Amortized Cost	Fair Value

Due in one year or less	$3,420	$3,421
Due after one year through two years	-	-

	$3,420	$3,421

	December 31, 2016
	Cost or Amortized Cost	Fair Value

Due in one year or less	$5,493	$5,496
Due after one year through two years	-	-

	$5,493	$5,496

We did not incur any realized gains and losses on sales of available-for-sale securities for the three and six months ended June 30, 2017 and 2016. None of the securities have been in a continuous unrealized loss position for more than 12 months as of June 30, 2017.

The following tables summarize fair value of marketable securities available-for-sale and the gross unrealized gains and losses (in thousands):

	June 30, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$3,420	$1	$-	$3,421

	$3,420	$1	$-	$3,421

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$5,493	$3	$-	$5,496

	$5,493	$3	$-	$5,496

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

The Term Loan bears interest at a floating annual rate equal to the greater of (i) 9.25% and (ii) the sum of (a) 9.25%, plus (b) the prime rate as reported by The Wall Street Journal minus 3.50%, resulting in a rate of 10.00% as of June 30, 2017. We are required to make interest payments in cash on the first business day of each month, beginning on July 1, 2016. The Term Loan will begin amortizing on July 3, 2017, in equal monthly installments of principal and interest, with such payments beginning on July 3, 2017, and continuing on the first business day of each month thereafter until the Term Loan is repaid. The final maturity date of the Term Loan is December 2, 2019. Upon repayment of the term loan, we are required to pay an end of term charge to the Lenders equal to 5.85% of the aggregate original principal amount of all Term Loan advances extended by the Lenders to us.

At our option, we may prepay all or any portion of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the Term Loan, subject to a prepayment fee of 2% of the amount prepaid if the prepayment occurs after June 7, 2017 but on or prior to June 7, 2018, or 1% of the amount prepaid if the prepayment occurs after June 7, 2018.

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

5. Fair Value Measurements

The following table sets forth the fair value of our assets measured at fair value at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market	$3,860	$3,860	$-	$-
Commercial paper	3,670	-	3,670	-

Total financial assets	$7,530	$3,860	$3,670	$-

Add Cash:	832

Total cash, cash equivalents and marketable securities	$8,362

	December 31, 2016
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market	$7,731	$7,731	$-	$-
Commercial paper	7,544	-	7,544	-

Total financial assets	$15,275	$7,731	$7,544	$-

Add Cash:	204

Total cash, cash equivalents and marketable securities	$15,479

6. Stock-Based Compensation

We granted incentive stock options to employees and nonqualified stock options to members of the board of directors for their services on the board of directors and to nonemployee consultants for their consulting services. Options, in general, either vest in 48 equal monthly installments or 25% on the first year anniversary and 1/48 th of the granted options monthly thereafter, such that options are fully vested on the four-year anniversary of the date of grant.

			Weighted
			Average	Average
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Stock Options	Exercise Price	Life	(in thousands)
Outstanding as of December 31, 2016	1,751,473	$2.5434

Options granted	351,000	1.3386

Outstanding at June 30, 2017	2,102,473	$2.3422	8.41	$217,463

Exercisable at June 30, 2017	691,918	$2.0834	6.91	$159,604

At June 30, 2017, we had unrecognized compensation cost of $1.2 million which will be recognized over the weighted-average remaining service period of approximately 2.0 years.

Stock-based compensation expense has been included in the Statement of Operations as follows (in thousands):

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016

Research and development	$78	$21	$204	$30
General and administrative	178	117	394	126
	$256	$138	$598	$156

The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions during the six months ended June 30, 2017 and 2016:

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016

Weighted average estimated fair value per share	$0.75	$2.71

Weighted average assumptions:
Dividend yields	-	-
Expected term (years)	5.7	6.0
Risk free interest rate	1.9%	1.5%
Volatility	80.3%	80.3%

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

Overview

We are a biopharmaceutical company developing a portfolio of products for the treatment of inherited enzyme deficiencies in the liver using intracellular enzyme replacement therapy, or i-ERT. Our lead compound, PRX-OTC to treat ornithine transcarbamylase deficiency, or OTCD, one of the urea cycle disorders, is in preclinical development and is expected to generate safety and clinical efficacy data in 2018. We are not aware of any other enzyme replacement therapies for intracellular enzyme deficiencies currently being marketed for inherited enzyme deficiencies in the liver and believe that the commercial potential for i-ERT remains untapped and is similar in size to the $4.8 billion worldwide market for conventional ERT, which includes drugs such as Cerezyme. Our i-ERT approach is enabled by our proprietary Hybrid mRNA Technology platform, which allows synthesis of the missing enzyme inside the cell. Our initial product portfolio targets the three urea cycle disorders: OTCD; ASL deficiency and ASS1 deficiency. We have preclinical proofs of concept for the treatment of OTCD and ASL deficiency which show significant reductions in the level of blood ammonia, which we believe is an approvable endpoint by the FDA for the demonstration of efficacy in human clinical trials for the treatment of the urea cycle disorders. To our knowledge, there are no ERT products on the market to treat these diseases, because the urea cycle reaction occurs inside the cell and is inaccessible to the administered enzyme. In contrast, we expect delivery of the missing enzyme using i-ERT with our Hybrid mRNA Technology to be a promising approach to treat these patients. Beyond the urea cycle disorders, we believe there are a significant number of inherited disorders of metabolism in the liver that are candidates for our therapeutic approach and that our Hybrid mRNA Technology can be adapted to develop mRNA therapeutics for the treatment of other inherited liver disorders using our platform.

Our i-ERT approach is accomplished by delivering normal copies of the mRNA that make the missing enzyme inside the liver cell, thereby enabling proper physiological function and correcting the disease. A key challenge with mRNA therapeutics historically has been their satisfactory delivery into the patients’ cells. We believe that our Hybrid mRNA Technology addresses these difficulties and enables synthesis of the desired protein in the hepatocyte, which is the chief functional cell type in the liver harboring the metabolic cycles that need to be corrected in metabolic liver diseases. We believe our technology is superior to alternative technologies because, based upon peer-reviewed journal articles and presentations of our competitors and our internal preclinical studies, it results in high-level synthesis of the desired protein in the hepatocyte, is well tolerated in multiple species and can be repeat-dosed without loss of effectiveness, thus enabling treatment of chronic conditions.

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

As noted above, our initial focus is on urea cycle disorders, which are a group of rare genetic diseases generally characterized by the body’s inability to remove ammonia from the blood. The urea cycle consists of several enzymes, including OTC, ASL and ASS1. Since the urea cycle reactions occur inside the cell, conventional ERT does not work as a treatment for these disorders. Urea cycle disorders are caused by a genetic mutation that results in a deficiency of one of the enzymes of the urea cycle that is responsible for removing ammonia from the bloodstream, causing elevated levels of ammonia in the blood. The elevated ammonia then reaches the brain through the circulation, where it causes cumulative and permanent neurological damage, and can result in coma and death. Currently marketed ammonia scavengers such as Ravicti (glycerol phenylbutyrate) and Buphenyl (sodium phenylbutyrate) remove some of the excess ammonia but do not alter the underlying disease mechanism, therefore, liver transplant is the only currently available cure for urea cycle disorders. Our goal is to treat the urea cycle disorders by intravenous delivery of mRNA that makes the relevant missing urea cycle enzyme inside the cell, thus reinstating control of blood ammonia. We believe that anticipated improvements in newborn screening and the availability of corrective therapy will lead to improved diagnosis and survival rates among patients with urea cycle disorders.

We have three therapeutic urea cycle disorder programs under development: PRX-OTC to treat OTCD, PRX-ASL to treat ASL deficiency and PRX-ASS1 to treat ASS1 deficiency. Preclinical efficacy has been established for PRX-OTC with two biological measures, including normalization of the level of ammonia in the blood. In June 2016, we selected PRX-OTC as our lead product candidate and demonstrated preclinical proof of concept for the treatment of a second product candidate, PRX-ASL. In 2016, we initiated scale up of the manufacturing of PRX-OTC, and in November 2016, we announced positive safety results from our single escalating dose response study in non-human primates using our Hybrid mRNA Technology. In November 2016, PRX-OTC received orphan drug designation from the FDA. In April 2017, PRX-OTC received orphan medicinal product designation from the European Commission. We have received feedback on our PRX-OTC development program from both the FDA and the European Commission. We intend to initiate IND-enabling studies in the second half of 2017 and plan to start manufacturing clinical supplies of the lead urea cycle disorder product candidate consistent with cGMP in 2018. We plan to file an IND application for PRX-OTC with the FDA in 2018, conduct Phase 2a/2b single- and repeat-dose clinical proof of concept studies in OTCD patients that are expected to generate Phase 2a safety and efficacy data, including measurement of reduction in blood ammonia in the second half of 2018 and Phase 2b (repeat-dose) safety and efficacy data in the first half of 2019.

We believe our cash, cash equivalents and marketable securities balance of $8.4 million at June 30, 2017, is sufficient to fund our operations until March 31, 2018. We are exploring various financing options including equity funding and strategic collaborations. However, there are no assurances that we will be successful in obtaining the level of financing needed for our operations. Assuming we can raise sufficient cash to fund our operations beyond March 31, 2018, we expect to file an IND application for PRX-OTC with the FDA in 2018, conduct Phase 2a/2b single- and repeat-dose clinical proof of concept studies in OTCD patients that are expected to generate Phase 2a safety and efficacy data, including measurement of reduction in blood ammonia in the second half of 2018 and Phase 2b (repeat-dose) safety and efficacy data in the first half of 2019.

Financial Overview

Our operations have been funded, to date, primarily through the sale of our common stock in the IPO, debt financing, a series of private placements of convertible preferred stock and issuance of convertible notes and warrants.

Operating Losses

Since our inception, we have incurred significant operating losses. Our net losses were $3.5 million and $11.1 million for the three months ended June 30, 2017 and 2016, respectively. Our net losses were $7.7 million and $13.3 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $77.2 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase as we plan to conduct our preclinical studies, scale up the manufacturing process, advance our research programs into clinical trials, continue to discover, validate and develop additional product candidates, expand and protect our intellectual property portfolio, and hire additional development and scientific personnel.

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

The Term Loan bears interest at a floating annual rate equal to the greater of (i) 9.25% and (ii) the sum of (a) 9.25%, plus (b) the prime rate as reported by The Wall Street Journal minus 3.50%, resulting in a rate of 10.00% as of June 30, 2017. We are required to make interest payments in cash on the first business day of each month, beginning on July 1, 2016. The Term Loan begins amortizing on July 3, 2017, in equal monthly installments of principal and interest, with such payments beginning on July 3, 2017, and continuing on the first business day of each month thereafter until the Term Loan is repaid. The final maturity date of the Term Loan is December 2, 2019. Upon repayment of the term loan, we are required to pay an end of term charge to the Lenders equal to 5.85% of the aggregate original principal amount of all Term Loan advances extended by the Lenders to us.

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

Stock-Based Compensation

We expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. We use the Black-Scholes option pricing model to calculate the fair value of any equity instruments on the grant date. We recognize stock-based compensation, on the graded-vesting method as expense over the requisite service period. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to volatility, expected option term and, prior to the IPO, the fair value of our common stock. Measurement of stock-based compensation for options granted to non-employees is subject to periodic adjustment as the underlying equity instruments vest. We have granted options with performance conditions to certain executive officers, directors and non-employee consultants. At each reporting date, we evaluate whether the achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of the achievement of each performance condition or the occurrence of the event which will trigger the options to vest.

We recorded stock-based compensation expense in the Statements of Operations as follows (in thousands):

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016

Research and development	$78	$21	$204	$30
General and administrative	178	117	394	126
	$256	$138	$598	$156

All stock options are granted at a price no less than the fair value per share of our common stock. Prior to the IPO, the fair value of our common stock underlying options granted was determined by the board of directors who relied, in part, upon independent third party valuation analyses and input from our management on each grant date. We used valuation techniques and methods that rely on recommendations by the American Institute of Certified Public Accountants, or AICPA, in its Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation , 2013, and conformed to generally accepted valuation practices.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation, which is intended to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance to a change to the terms or conditions of a share-based payment award. This ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact of this guidance but do not expect that the adoption will have a material impact on our financial statements.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2017 and June 30, 2016

The following table sets forth information concerning our operating results for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Statement of operations data:

Operating expenses
Research and development	$2,255	$1,416	$4,581	$2,850
General and administrative	1,065	880	2,654	1,559
Noncash financial advising fees	-	7,515	-	7,515
Total operating expenses	3,320	9,811	7,235	11,924
Loss from operations	(3,320)	(9,811)	(7,235)	(11,924)
Interest income	22	6	47	6
Interest expense	(241)	(1,389)	(476)	(1,589)
Other income, net	-	110	-	190
Total other expense	(219)	(1,273)	(429)	(1,393)
Net loss	$(3,539)	$(11,084)	$(7,664)	$(13,317)

Research and Development Expenses

Research and development expenses were $2.3 million for the three months ended June 30, 2017, compared to $1.4 million for the three months ended June 30, 2016, and $4.6 million for the six months ended June 30, 2017, compared to $2.9 million for the six months ended June 30, 2016.

The increase of $839,000, or 59%, in the three months ended June 30, 2017, was primarily due to an increase in research activities to execute the development plan of our lead drug candidate, PRX-OTC. In the three months ended June 30, 2017, costs for preclinical studies and scaling up manufacturing increased by $591,000 and our payroll costs increased by $168,000 and noncash stock-based compensation increased by $45,000.

The increase of $1.7 million or 61% in the six months ended June 30, 2017, was also primarily due to an increase in research activities in connection with execution of the development plan for our lead drug candidate, PRX-OTC. During the six months ended June 30, 2017, costs for preclinical studies and scaling up of manufacturing increased by $1.2 million, our payroll costs increased by $317,000 and noncash stock-based compensation increased by $153,000.

General and Administrative Expenses

General and administrative expenses were $1.1 million for the three months ended June 30, 2017, compared to $880,000 for the three months ended June 30, 2016, and $2.7 million for the six months ended June 30, 2017, compared to $1.6 million for the six months ended June 30, 2016.

The increase of $185,000, or 21%, in the three months ended June 30, 2016, was primarily due to an increase in the costs associated with being a publicly-traded company of $114,000, an increase in payroll costs of $102,000 which includes an increase in noncash stock compensation expense of $57,000 and an increase in patent legal costs of $71,000, offset by a decrease in travel and consulting costs related to our IPO in 2016.

The increase of $1.1 million, or 70%, in the six months ended June 30, 2017, was primarily due to an increase of $411,000 due to costs associated with meeting requirements for being a publicly-traded company, including legal, consulting, insurance, board fees, audit fees and investor relation fees. Additionally, payroll costs increased by $339,000 due to $253,000 in increased stock compensation expense and $84,000 from increased headcount. We also incurred market research analysis costs of $267,000.

Noncash Financial Advising Fees

We did not incur any noncash financial advising fees during the three and six months ended June 30, 2017, compared to $7.5 million of noncash financial advising fees during the three and six months ended June 30, 2016.

In December 2015, we engaged Palladium Capital Advisors, LLC, or Palladium, to serve as a non-exclusive agent in connection with a bridge loan financing and as a non-exclusive advisor in connection with our IPO and for the provision of general capital markets advice. Prior to the consummation of the bridge loan financing, we determined, following discussions with Palladium, to request certain of our stockholders to transfer an aggregate of 1,393,880 shares of our common stock to Titan Multi-Strategy Fund I, LTD, or Titan, and certain of its third-party designees at a nominal purchase price in order to induce Titan to serve as the initial committed investor in the bridge financing and also in expectation of receiving other support from Titan, Palladium and their respective contacts in connection with our then proposed IPO, including introductions to certain prospective underwriters. The sales of shares were completed immediately prior to the IPO. We recorded the fair value of this stock amounting to $7.0 million, based on the IPO price of $5.00 per share, as a noncash financial advising fee to reflect the economic benefits that we received from the contributions by our principal stockholders.

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

Interest Income

Interest income was approximately $22,000 for the three months ended June 30, 2017, compared to $6,000 for the three months ended June 30, 2016, and $47,000 for the six months ended June 30, 2017, compared to $6,000 for the six months ended June 30, 2016. We did not have any marketable securities held for investment in 2016 until after our IPO in May 2016.

Interest Expense

Interest expense was $241,000 for the three months ended June 30, 2017, compared to $1.4 million for the three months ended June 30, 2016. Interest expense was $476,000 for the six months ended June 30, 2017, compared to $1.6 million for the six months ended June 30, 2016.

The interest expense recorded in the three and six months ended June 30, 2017, was related to the Hercules Term Loan. The interest expense recorded in the three and six months ended June 30, 2016, was related to the amortization of the debt discounts of our convertible notes and the amortization of the value of the beneficial conversion feature and the interest expense of the convertible bridge loan. The convertible notes and loan were converted to common stock upon the IPO in May 2016 (See detailed disclosure under “Liquidity and Capital Resources” below).

Liquidity and Capital Resources

From inception to June 30, 2017, we have incurred an accumulated deficit of $77.2 million. We have financed our operations since inception primarily with the net proceeds of approximately $16.5 million from the sale of our common stock in our IPO in May 2016, the net proceeds of $5.7 million from Hercules Term Loan, $25.7 million from the sales of shares of our convertible preferred stock and $20.2 million from the issuance of convertible notes and warrants. We also received a $1.5 million upfront fee pursuant to a development agreement in 2014. At June 30, 2017, we had $8.4 million of cash, cash equivalents and marketable securities, which we believe is sufficient to fund our operations until March 31, 2018. We anticipate that we will continue to incur losses, and that such losses will increase over the next several years due to development costs associated with our urea cycle disorder programs. Our expected recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. We are exploring various financing options including equity funding and strategic collaboration. However, there are no assurances that we will be successful in obtaining the level of financing needed for our operations. If we are unsuccessful, we may need to reduce activities, curtail or cease operations.

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

The Term Loan bears interest at a floating annual rate equal to the greater of (i) 9.25% and (ii) the sum of (a) 9.25%, plus (b) the prime rate as reported by The Wall Street Journal minus 3.50%, resulting in a rate of 10.00% as of June 30, 2017. Beginning on July 1, 2016, we are required to make interest payments in cash on the first business day of each month. The Term Loan begins amortizing on July 3, 2017, in equal monthly installments of principal and interest, with such payments beginning on July 3, 2017, and continuing on the first business day of each month thereafter until the Term Loan is repaid. The final maturity date of the Term Loan is December 2, 2019. Upon repayment of the Term Loan, we are required to pay an end of term charge to the Lenders equal to 5.85% of the aggregate original principal amount of all Term Loan advances extended by the Lenders to us.

At our option, we may prepay all or any portion of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the Term Loan, subject to a prepayment fee of 2.00% of the amount prepaid if the prepayment occurs after June 7, 2017 but on or prior to June 7, 2018, or 1.00% of the amount prepaid if the prepayment occurs after June 7, 2018.

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

We believe our existing cash, cash equivalents and marketable securities as of June 30, 2017 will be sufficient to meet our anticipated cash requirements until March 31, 2018. We intend to pursue a combination of sales of additional equity securities and strategic partnerships to further finance our operations. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. There are no assurances however, that we will be successful in obtaining the level of financing needed for our operations.

Our primary uses of cash are to fund operating expenses, research and development expenditures and to pay interest and principle payments of our loan. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the initiation, progress, timing, costs and completion of preclinical studies of our lead product and potential product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the costs and timing of hiring new employees to support our continued growth;

•	the costs required for operating a public company; and

•	the extent to which we acquire or invest in businesses, products or technologies.

The following table shows a summary of our cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30
	2017	2016
	(unaudited)
Net cash provided by (used in)
Operating activities	$(7,115)	$(4,124)
Investing activities	2,073	(6,136)
Financing activities	-	22,168
	$(5,042)	$11,908

Operating Activities

Net cash used in operating activities increased to $7.1 million for the six months ended June 30, 2017, from $4.1 million for the six months ended June 30, 2016. The increase in net cash used in the six months ended June 30, 2017, was primarily due to an increase in PRX-OTC development expense payments of $883,000, an increase in payroll costs of approximately $542,000, an increase in bonus payments of $422,000, an additional $412,000 in costs associated with being a publicly-traded company, $291,000 in interest paid on our term loan, $273,000 for market research studies and additional facilities costs of $60,000.

Investing Activities

Net cash provided by investing activities was $2.1 million for the six months ended in June 30, 2017, compared to cash used in investing activities of $6.1 million for the six months ended June 30, 2016. The $2.1 million of cash provided by investment activities in the six months ended June 30, 2017, is the net amount of cash generated from the maturities and the purchases of our marketable securities. The $6.1 million of cash used by investment activities in the six months ended June 30, 2016 was primarily due to the purchase of marketable securities for $6.0 million and property and equipment purchases in the amount of $157,000.

Financing Activities

Net cash provided by financing activities decreased from $22.2 million for the six months ended June 30, 2016 to zero for the six months ended June 30, 2017. The net cash provided by financing activities in the six months ended June 30, 2016, was due to the net proceeds of $16.5 million from our IPO and the net proceeds of $5.7 million from the Hercules Loan received in June 2016.

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

(b)          Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Financial Condition and Capital Requirements

Our financial statements for the three and six months ended June 30, 2017, contain an explanatory paragraph in the footnotes that expresses substantial doubt as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities and have significant future commitments, substantial doubt exists regarding our ability to continue as a going concern. Such doubts regarding our ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

Risks Related to Ownership of our Common Stock

Our common stock could be delisted from The Nasdaq Capital Market if we fail to regain compliance with the minimum bid price requirement of $1.00 per share for continued listing within the time period required by the Nasdaq Listing Rules.

On August 8, 2017, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until February 5, 2018, to cure the deficiency and regain compliance with the minimum bid price requirement. In order to cure the deficiency, the closing bid price of our common stock would have to be $1.00 or higher for a minimum of ten consecutive business days during the initial 180-day compliance period.

If we do not regain compliance by February 5, 2018, an additional 180 days may be granted to regain compliance if we (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (except for the bid price requirement) and (ii) provide written notice to Nasdaq of our intention to cure the deficiency during the second 180-day compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our common stock will be subject to delisting. At that time, we may appeal Nasdaq’s delisting determination to a Hearings Panel. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

If our common stock is delisted from The Nasdaq Capital Market, our ability to raise capital in the future may be limited. Delisting could also result in less liquidity for our stockholders and a lower stock price. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Although we expect to take actions to restore our compliance with Nasdaq’s listing requirements, we can provide no assurance that any action taken by us would be successful, or that any such action would stabilize the market price or improve the liquidity of our common stock.

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

As of June 30, 2017, approximately $13.9 million of the $16.5 million of net proceeds from our IPO had been used, of which approximately $440,000 was used to pay off the original issue discount promissory note, $184,000 was used to achieve preclinical proof of concept for the treatment of a second urea cycle disorder and approximately $426,000 was used to select a urea cycle disorder product candidate for further development, $1.4 million was used in preclinical activities, $6.4 million was used to scale up the manufacturing of PRX-OTC and $5.0 million was used in general and administrative expenses.   None of these payments consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than payments made in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee services and as fees for consulting services.

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

We did not repurchase any of our equity securities during the quarter ended June 30, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHASERX, INC.

Date: August 10, 2017	By:	/s/ Robert Overell
Robert W. Overell
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: August 10, 2017	By:	/s/ Shing-Yin Tsui
Shing-Yin (Helen) Tsui
Senior Vice President, Finance and Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Fourth amended and Restated Certificate of Incorporation, as amended, as presently in effect (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2016)

3.2	Amended and Restated Bylaws, as presently in effect (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2016)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 2, 2016)

4.2	PhaseRx, Inc. Second Amended and Restated Investors’ Rights Agreement, dated November 17, 2014, by and among PhaseRx, Inc. by and among PhaseRx, Inc., Series A Investors listed on Exhibit A thereto, Series A-1 Investor listed on Exhibit A-1 thereto and the Founders listed on Exhibit B thereto (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 2016)

10.1	Engagement Letter, dated June 14, 2017, by and between PhaseRx, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.46 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 5, 2017)

10.2

Amendment to the Engagement Letter, dated June 30, 2017, by and between PhaseRx, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.47 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 5, 2017)

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

101*

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016, (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Unaudited Consolidated Financial Statements

* Filed herewith.

 + Management contract or compensatory plan or arrangement.