Form 10-Q
period 2017-09-30
PHASERX, INC.
filed 2017-11-09
CIK 1429386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, the registrant had 11,690,329 shares of common stock outstanding.

PHASERX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PhaseRx, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,257	$9,983
Marketable securities	-	5,496
Prepaids and other current assets	572	698
Total current assets	5,829	16,177
Property and equipment, net	209	271
Total assets	$6,038	$16,448

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$556	$515
Accrued liabilities	296	884
Accrued interest	46	49
Current portion of term loan payable	1,830	576
Total current liabilities	2,728	2,024
Term loan payable, net of debt discount and current portion	3,611	5,127
Total liabilities	6,339	7,151

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock; $0.0001 par value; 50,000,000 shares authorized at September 30, 2017 and December 31, 2016; 11,690,329 shares issued and outstanding at September 30, 2017 and December 31, 2016	1	1
Additional paid-in capital	79,695	78,773
Accumulated other comprehensive income	-	3
Accumulated deficit	(79,997)	(69,480)
Total stockholders' equity (deficit)	(301)	9,297
Total liabilities and stockholders' equity (deficit)	$6,038	$16,448

See Notes to Consolidated Financial Statements

PhaseRx, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Operating expenses
Research and development	$1,729	$1,787	$6,310	$4,637
General and administrative	806	1,351	3,460	2,910
Noncash financial advising fees	-	-	-	7,515
Total operating expenses	2,535	3,138	9,770	15,062
Loss from operations	(2,535)	(3,138)	(9,770)	(15,062)
Other income (expense)
Interest income	16	28	63	34
Interest expense	(231)	(233)	(707)	(1,822)
Other income, net	-	-	-	190
Total other income (expense)	(215)	(205)	(644)	(1,598)
Net loss attributable to common stockholders	$(2,750)	$(3,343)	$(10,414)	$(16,660)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.29)	$(0.89)	$(2.72)
Shares used in computation of basic and diluted net loss per share attributable to common stockholders	11,690	11,690	11,690	6,120

See Notes to Consolidated Financial Statements

4

PhaseRx, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net loss	$(2,750)	$(3,343)	$(10,414)	$(16,660)

Other comprehensive income:
Unrealized gain (loss) on marketable securities	(1)	(3)	(3)	11
Comprehensive loss	$(2,751)	$(3,346)	$(10,417)	$(16,649)

See Notes to Consolidated Financial Statements

PhaseRx, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2017	2016
Operating activities
Net loss	$(10,414)	$(16,660)

Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financial advising fees	-	7,515
Amortization of debt discount	270	1,518
Depreciation and amortization	62	115
Stock-based compensation	819	622
Noncash interest expense	-	124
Preferred stock warrant liability	-	(190)

Changes in operating assets and liabilities
Prepaids and other current assets	126	(45)
Accounts payable	41	137
Accrued liabilities	(591)	226
Deferred rent	-	(39)
Net cash used in operating activities	(9,687)	(6,677)

Investing activities
Purchases of marketable securities	(5,432)	(9,984)
Maturities of marketable securities	10,925	-
Purchases of property and equipment	-	(157)
Net cash provided by (used in) investing activities	5,493	(10,141)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	-	16,475
Proceeds from issuance of term loan, net of issuance costs	-	5,693
Payment of term loan principal	(532)	-
Proceeds from issuance of original issue discount promissory note	-	400
Payment of original issue discount promissory note	-	(400)
Net cash provided by (used in) financing activities	(532)	22,168
Net increase (decrease) in cash and cash equivalents	(4,726)	5,350

Cash and cash equivalents
Beginning of period	9,983	3,290
End of period	$5,257	$8,640

Noncash investing and financing activities:
Accretion of Series A preferred stock	$-	$4
Cash paid during the period for interest	439	-
Conversion of preferred stock into common stock	-	25,716
Conversion of notes payable into common stock	-	19,404
Conversion of bridge loan into common stock	-	4,086
Debt discount for beneficial conversion feature on bridge loan	-	1,021
Warrant liability reclassified to equity upon expiration	-	535
Debt discount for warrant issued in connection with term loan payable	-	205

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

Liquidity

We have financed our operations since inception primarily through the sale of preferred and common stock and the issuance of convertible notes and term loans. On October 13, 2017, we announced that we would be reducing costs and seeking a strategic partner for the Company’s assets.

We believe our cash and cash equivalents balance of $5.3 million at September 30, 2017, is sufficient to fund our operations through February 2018. On October 12, 2017, we conducted a reduction in our workforce to reduce operating costs and conserve cash resources while we pursue strategic options for our research and development assets. Under this plan, which was completed in October 2017, we reduced our workforce by 10 employees (or 50%), including some executive officers. As a part of the reduction in workforce, we also announced that we will delay the development of our lead product candidate PRX-OTC. We are exploring various strategic alternatives, including but not limited to a potential merger transaction. However, no decision has been made as to whether we will engage in a transaction or transactions and there can be no assurance that the review of strategic alternatives will result in a transaction, or the terms or timing of any potential transaction that may take place. The Company may need to obtain additional equity and/or debt financing, especially if the Company is not able to consummate a potential transaction in a timely basis.  If the Company attempts to obtain additional equity or debt financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

We anticipate that we will continue to incur losses for the foreseeable future. Our expected recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On August 22, 2017, we received a letter from The Nasdaq Capital Market (“Nasdaq”) indicating that we no longer comply with the minimum stockholders’ equity requirement. In accordance with Nasdaq Listing Rules we had 45 calendar days to submit a plan to regain compliance. On September 21, 2017, we submitted a plan of compliance to the Nasdaq. On October 23, 2017, we were notified by Nasdaq that the staff has rejected our plan of compliance and initiated immediate delisting procedures for our common stock from Nasdaq.We are currently appealing this decision.

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited. The accompanying unaudited consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the accompanying consolidated statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our 2016 annual report on the Form 10-K. The accompanying consolidated financial information as of December 31, 2016 has been derived from the audited 2016 consolidated financial statements included in our 2016 annual report on the Form 10-K filed with the Securities and Exchange Commission on March 27, 2017. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017, or any other future period.

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

Net Loss Per Share

The computation of basic and diluted net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period and excludes all outstanding stock options and warrants from the calculation of diluted net loss per common share, as all such securities are anti-dilutive to the computation for all the periods presented. For the three and nine months ended September 30, 2017, the computation of diluted net loss per share excluded 2,111,619 shares. For the three and nine months ended September 30, 2016, the computation of diluted net loss per share excluded 1,446,658 shares.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss attributable to common stockholders	$(2,750)	$(3,343)	$(10,414)	$(16,660)

Weighted average shares used in computation of basic and diluted net loss per share attributable to common stockholders	11,690	11,690	11,690	6,120

Basic and diluted net loss per share attributable to common stockholders	$(0.23)	$(0.29)	$(0.89)	$(2.72)

Concentration of Risk

We maintain our cash, cash equivalents and investments with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. We have not experienced any credit losses in such accounts and do not believe we are exposed to significant risk on these funds. Our cash and cash equivalents balances of $5.0 million and $9.8 million as of September 30, 2017 and December 31, 2016, respectively, were uninsured.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation , which is intended to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance to a change to the terms or conditions of a share-based payment award. This ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact of this guidance but do not expect that the adoption will have a material impact on our financial statements.

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

The Term Loan bears interest at a floating annual rate equal to the greater of (i) 9.25% and (ii) the sum of (a) 9.25%, plus (b) the prime rate as reported by The Wall Street Journal minus 3.50%, resulting in a rate of 10.00% as of September 30, 2017. We are required to make interest payments in cash on the first business day of each month, beginning on July 1, 2016. The Term Loan began amortizing on July 3, 2017, in equal monthly installments of principal and interest, with such payments beginning on July 3, 2017, and continuing on the first business day of each month thereafter until the Term Loan is repaid. The final maturity date of the Term Loan is December 2, 2019. Upon repayment of the term loan, we are required to pay an end of term charge to the Lenders equal to 5.85% of the aggregate original principal amount of all Term Loan advances extended by the Lenders to us.

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

4. Fair Value Measurements

The following table sets forth the fair value of our assets measured at fair value at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market	$4,083	$4,083	$-	$-
Commercial paper	500	-	500	-

Total financial assets	$4,583	$4,083	$500	$-

Add Cash:	674

Total cash, cash equivalents and marketable securities	$5,257

	December 31, 2016
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market	$7,731	$7,731	$-	$-
Commercial paper	7,544	-	7,544	-

Total financial assets	$15,275	$7,731	$7,544	$-

Add Cash:	204

Total cash, cash equivalents and marketable securities	$15,479

5. Stock-Based Compensation

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

			Weighted
			Average	Average
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Stock Options	Exercise Price	Life	(in thousands)
Outstanding as of December 31, 2016	1,751,473	$2.54
Options granted	401,000	1.27
Options forfeited	(117,987)	2.85

Outstanding at September 30, 2017	2,034,486	$2.28	7.98	$181

Exercisable at September 30, 2017	822,781	$2.12	6.53	$143

At September 30, 2017, we had unrecognized compensation cost of $916,000 which will be recognized over the weighted-average remaining service period of approximately 2.0 years.

Stock-based compensation expense has been included in the Statement of Operations as follows (in thousands):

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016

Research and development	$77	$167	$281	$197
General and administrative	144	299	538	425
	$221	$466	$819	$622

The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016

Weighted average estimated fair value per share	$0.75	$2.60

Weighted average assumptions:
Dividend yields	-	-
Expected term (years)	5.7	5.9
Risk free interest rate	1.9%	1.4%
Volatility	80.3%	80.3%

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

Overview

We are a biopharmaceutical company developing a portfolio of products for the treatment of inherited enzyme deficiencies in the liver using intracellular enzyme replacement therapy, or i-ERT. Our lead compound, PRX-OTC to treat ornithine transcarbamylase deficiency, or OTCD, one of the urea cycle disorders, has demonstrated preclinical safety and efficacy in well-accepted animal models. We are not aware of any other enzyme replacement therapies for intracellular enzyme deficiencies currently being marketed for inherited enzyme deficiencies in the liver and believe that the commercial potential for i-ERT remains untapped and is similar in size to the $4.8 billion worldwide market for conventional ERT, which includes drugs such as Cerezyme. Our i-ERT approach is enabled by our proprietary Hybrid mRNA Technology platform, which allows synthesis of the missing enzyme inside the cell. Our initial product portfolio targets the three urea cycle disorders: OTCD; ASL deficiency and ASS1 deficiency. We have preclinical proofs of concept for the treatment of OTCD and ASL deficiency which show significant reductions in the level of blood ammonia, which we believe is an approvable endpoint by the FDA for the demonstration of efficacy in human clinical trials for the treatment of the urea cycle disorders. To our knowledge, there are no ERT products on the market to treat these diseases, because the urea cycle reaction occurs inside the cell and is inaccessible to the administered enzyme. In contrast, we expect delivery of the missing enzyme using i-ERT with our Hybrid mRNA Technology to be a promising approach to treat these patients. Beyond the urea cycle disorders, we believe there are a significant number of inherited disorders of metabolism in the liver that are candidates for our therapeutic approach and that our Hybrid mRNA Technology can be adapted to develop mRNA therapeutics for the treatment of other inherited liver disorders using our platform.

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

We have three therapeutic urea cycle disorder programs: PRX-OTC to treat OTCD, PRX-ASL to treat ASL deficiency and PRX-ASS1 to treat ASS1 deficiency. Preclinical efficacy has been established for PRX-OTC with two biological measures, including normalization of the level of ammonia in the blood. In June 2016, we selected PRX-OTC as our lead product candidate and demonstrated preclinical proof of concept for the treatment of a second product candidate, PRX-ASL. In 2016, we initiated scale up of the manufacturing of PRX-OTC, and in November 2016, we announced positive safety results from our single escalating dose response study in non-human primates using our Hybrid mRNA Technology. In November 2016, PRX-OTC received orphan drug designation from the FDA. In April 2017, PRX-OTC received orphan medicinal product designation from the European Commission. We have received feedback on our PRX-OTC development program from both the FDA and the European Commission. On September 19, 2017, PRX-ASL received orphan drug designation from the FDA.

We believe our cash and cash equivalents balance of $5.3 million at September 30, 2017, is sufficient to fund our operations through February 2018. On October 12, 2017, we conducted a reduction in our workforce to reduce operating costs and conserve cash resources while we pursue strategic options for our research and development assets. Under this plan, which was completed in October 2017, we reduced our workforce by 10 employees (or 50%), including some executive officers. As a part of the reduction in workforce, we also announced that we will delay the development of our lead product candidate PRX-OTC. We cannot predict whether and to what extent we will resume therapeutic development of PRX-OTC.

Financial Overview

Our operations have been funded, to date, primarily through the sale of our common stock in the IPO, debt financing, a series of private placements of convertible preferred stock and issuance of convertible notes and warrants.

Operating Losses

Since our inception, we have incurred significant operating losses. Our net losses were $2.8 million and $3.3 million for the three months ended September 30, 2017 and 2016, respectively. Our net losses were $10.4 million and $16.7 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $80.0 million. We expect to continue to incur expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. There is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements for the quarter ended September 30, 2017 are issued. We cannot predict whether and to what extent we will resume therapeutic development activities and what our future cash needs would be for any such activities.

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

We expect our research and development expenses to decrease for the foreseeable future due to the suspension of further development of PRX-OTC.

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

The Term Loan bears interest at a floating annual rate equal to the greater of (i) 9.25% and (ii) the sum of (a) 9.25%, plus (b) the prime rate as reported by The Wall Street Journal minus 3.50%, resulting in a rate of 10.00% as of September 30, 2017. We are required to make interest payments in cash on the first business day of each month, beginning on July 1, 2016. The Term Loan began amortizing on July 3, 2017, in equal monthly installments of principal and interest, with such payments beginning on July 3, 2017, and continuing on the first business day of each month thereafter until the Term Loan is repaid. The final maturity date of the Term Loan is December 2, 2019. Upon repayment of the term loan, we are required to pay an end of term charge to the Lenders equal to 5.85% of the aggregate original principal amount of all Term Loan advances extended by the Lenders to us.

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

We recorded stock-based compensation expense in the Statements of Operations as follows (in thousands):

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016

Research and development	$77	$167	$281	$197
General and administrative	144	299	538	425
	$221	$466	$819	$622

All stock options are granted at a price no less than the fair value per share of our common stock. Since the IPO, the fair value of the common stock underlying our options has been based upon the closing price of our common stock on the grant date. Prior to the IPO, the fair value of our common stock underlying options granted was determined by the board of directors who relied, in part, upon independent third party valuation analyses and input from our management on each grant date. We used valuation techniques and methods that rely on recommendations by the American Institute of Certified Public Accountants, or AICPA, in its Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, 2013, and conformed to generally accepted valuation practices.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2017 and September 30, 2016

The following table sets forth information concerning our operating results for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Statement of operations data:

Operating expenses
Research and development	$1,729	$1,787	$6,310	$4,637
General and administrative	806	1,351	3,460	2,910
Noncash financial advising fees	-	-	-	7,515
Total operating expenses	2,535	3,138	9,770	15,062
Loss from operations	(2,535)	(3,138)	(9,770)	(15,062)
Interest income	16	28	63	34
Interest expense	(231)	(233)	(707)	(1,822)
Other income, net	-	-	-	190
Total other expense	(215)	(205)	(644)	(1,598)
Net loss	$(2,750)	$(3,343)	$(10,414)	$(16,660)

Research and Development Expenses

Research and development expenses were $1.7 million for the three months ended September 30, 2017, compared to $1.8 million for the three months ended September 30, 2016, and $6.3 million for the nine months ended September 30, 2017, compared to $4.6 million for the nine months ended September 30, 2016.

For the three months ended September 30, 2017, R&D expenses remained relatively stable when compared with the three months ended September 30, 2016, a decrease of 3% or $58,000, as we continued to pursue the development of PRX-OTC. In the three months ended September 30, 2017, our noncash stock-based compensation decreased by $81,000 and our payroll costs decreased  by $23,000, offset by an increase in the costs for preclinical studies and scaling up manufacturing of $41,000.

The increase of $1.7 million or 36% in the nine months ended September 30, 2017, was also primarily due to an increase in research activities in connection with execution of the development plan for our lead drug candidate, PRX-OTC. During the nine months ended September 30, 2017, costs for preclinical studies and scaling up of manufacturing increased by $1.2 million, our payroll costs increased by $294,000, our facilities cost increased by $76,000 and noncash stock-based compensation increased by $72,000.

General and Administrative Expenses

General and administrative expenses were $806,000 for the three months ended September 30, 2017, compared to $1.4 million for the three months ended September 30, 2016, and $3.5 million for the nine months ended September 30, 2017, compared to $2.9 million for the nine months ended September 30, 2016.

The decrease of $545,000, or 40%, in the three months ended September 30, 2017, was primarily due to a decrease in payroll costs of $264,000 which includes a decrease in noncash stock compensation expense of $155,000, a decrease in investor and public relation related costs of $127,000 and a decrease in professional fees of $113,000 related primarily to decreases in consulting costs and a decrease in patent-related legal costs.

The increase of $550,000, or 19%, in the nine months ended September 30, 2017, was primarily due to an increase of $269,000 due to costs associated with meeting requirements for being a publicly-traded company, including legal, consulting, insurance, board fees, audit fees and investor relation fees. We incurred market research analysis costs of $267,000 and payroll costs increased by $76,000 due to $98,000 in increased stock compensation expense offset by a decrease of $22,000 from other payroll costs. These increases were offset by a decrease in travel costs of $63,000.

Interest Income

Interest income was approximately $16,000 for the three months ended September 30, 2017, compared to $28,000 for the three months ended September 30, 2016, and $63,000 for the nine months ended September 30, 2017, compared to $34,000 for the nine months ended September 30, 2016. We did not have any marketable securities held for investment in 2016 until after our IPO in May 2016.

Interest Expense

Interest expense was $231,000 for the three months ended September 30, 2017, compared to $233,000 for the three months ended September 30, 2016. Interest expense was $707,000 for the nine months ended September 30, 2017, compared to $1.8 million for the nine months ended September 30, 2016.

The interest expense recorded in the three and nine months ended September 30, 2017, was related to the Hercules Term Loan.

The interest expense recorded in the nine months ended September 30, 2016 for the period before the IPO was related to the amortization of the debt discounts of our convertible notes and the amortization of the value of the beneficial conversion feature and the interest expense of the convertible bridge loan. The convertible notes and loan were converted to common stock upon the IPO in May 2016 (See detailed disclosure under “Liquidity and Capital Resources” below). The interest expense recorded in the nine months ended September 30, 2017, after the completion of the IPO was related to the Hercules Term Loan.

Liquidity and Capital Resources

From inception to September 30, 2017, we have incurred an accumulated deficit of $80.0 million. We have financed our operations since inception primarily with the net proceeds of approximately $16.5 million from the sale of our common stock in our IPO in May 2016, the net proceeds of $5.7 million from Hercules Term Loan, $25.7 million from the sales of shares of our convertible preferred stock and $20.2 million from the issuance of convertible notes and warrants. We also received a $1.5 million upfront fee pursuant to a development agreement in 2014. At September 30, 2017, we had $5.3 million of cash and cash equivalents, which we believe is sufficient to fund our operations through February 2018.

We anticipate that we will continue to incur losses for the foreseeable future. Our expected recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We expect that our research and development and general and administrative expenses will decrease for the foreseeable future due to the reduction in force and suspension of further development of PRX-OTC as announced on October 13, 2017. We are exploring various strategic alternatives, including but not limited to a potential merger transaction. However, no decision has been made as to whether we will engage in a transaction or transactions and there can be no assurance that the review of strategic alternatives will result in a transaction, or the terms or timing of any potential transaction that may take place. If our process to identify and evaluate a strategic alternative is not successful, our Board of Directors may decide to pursue a dissolution and liquidation of our Company. In such event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

On August 22, 2017, we received a letter from The Nasdaq Capital Market (“Nasdaq”) indicating that we no longer comply with the minimum stockholders’ equity requirement. In accordance with Nasdaq Listing Rules we had 45 calendar days to submit a plan to regain compliance. On September 21, 2017, we submitted a plan of compliance to the Nasdaq. On October 23, 2017, we were notified by Nasdaq that the staff has rejected our plan of compliance and initiated immediate delisting procedures for our common stock from Nasdaq. Nasdaq has informed us that, absent an appeal, trading in our common stock will be suspended from Nasdaq at the opening of business on November 1, 2017. On October 30, 2017, we requested a hearing before the Nasdaq Hearings Panel to appeal the staff’s determination. However, there can be no assurance that the Nasdaq Hearings Panel will grant our request for continued listing, or that even if the Nasdaq Hearings Panel grants our request for continued listing, such grant would stabilize the market price or improve the liquidity of our common stock. Delisting could result in less liquidity for our stockholders and a lower stock price.

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

The Term Loan bears interest at a floating annual rate equal to the greater of (i) 9.25% and (ii) the sum of (a) 9.25%, plus (b) the prime rate as reported by The Wall Street Journal minus 3.50%, resulting in a rate of 10.00% as of September 30, 2017. Beginning on July 1, 2016, we are required to make interest payments in cash on the first business day of each month. The Term Loan begins amortizing on July 3, 2017, in equal monthly installments of principal and interest, with such payments beginning on July 3, 2017, and continuing on the first business day of each month thereafter until the Term Loan is repaid. The final maturity date of the Term Loan is December 2, 2019. Upon repayment of the Term Loan, we are required to pay an end of term charge to the Lenders equal to 5.85% of the aggregate original principal amount of all Term Loan advances extended by the Lenders to us.

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

We believe our existing cash and cash equivalents as of September 30, 2017 will be sufficient to meet our anticipated cash requirements through February 2018. We intend to pursue a combination of sales of additional equity securities and strategic partnerships to further finance our operations. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. There are no assurances however, that we will be successful in obtaining the level of financing needed for our operations.

Our primary uses of cash are to fund operating expenses, research and development expenditures and to pay interest and principal payments of our loan. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our planned future capital requirements are intended to be aligned with our pursuit of strategic options for our research and development assets and principally include:

•	the retention of a small R&D team;
•	general and administrative costs;
•	costs associated with pursuing strategic options, including investment banking and legal expenses; and
•	costs required for operating a public company.

The following table shows a summary of our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30
	2017	2016
	(unaudited)
Net cash provided by (used in)
Operating activities	$(9,687)	$(6,677)
Investing activities	5,493	(10,141)
Financing activities	(532)	22,168
	$(4,726)	$5,350

Operating Activities

Net cash used in operating activities increased to $9.7 million for the nine months ended September 30, 2017, from $6.7 million for the nine months ended September 30, 2016. The increase in net cash used in the nine months ended September 30, 2017, was primarily due to an increase in PRX-OTC development expense payments of $1.1 million, an increase in payroll payments of $691,000, an increase in bonus payments of $416,000, an additional $309,000 in costs associated with being a publicly-traded company, $439,000 in interest paid on our term loan, $273,000 for market research studies and additional facilities costs of $85,000.

Investing Activities

Net cash provided by investing activities was $5.5 million for the nine months ended in September 30, 2017 compared to cash used in investing activities of $10.1 million for the nine months ended September 30, 2016. The $5.5 million of cash provided by investment activities in the nine months ended September 30, 2017, is primarily the net amount of cash generated from the maturities and the purchases of our marketable securities. The $10.1 million of cash used by investment activities in the nine months ended September 30, 2016 was primarily due to the purchase of marketable securities for $10.0 million and property and equipment purchases in the amount of $157,000.

Financing Activities

Net cash provided by financing activities decreased from $22.2 million for the nine months ended September 30, 2016 to net cash used by financing activities of $532,000 for the nine months ended September 30, 2017. The net cash used by financing activities was due to term loan principal payments of $532,000. The net cash provided by financing activities in the nine months ended September 30, 2016, was due to the net proceeds of $16.5 million from our IPO and the net proceeds of $5.7 million from the Hercules Term Loan received in June 2016.

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

Item 4. Controls and Procedures.

(a)           Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(b)           Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Financial Condition and Capital Requirements

Our financial statements for the three and nine months ended September 30, 2017, contain an explanatory paragraph in the footnotes that expresses substantial doubt as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities and our current cash, cash equivalents, and marketable securities are only sufficient to fund our operations through February 2018, substantial doubt exists regarding our ability to continue as a going concern. Such doubts regarding our ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. To date, our operating losses have been funded from outside sources of invested capital. We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations. However, no assurance can be given that additional capital will be available when required or on terms acceptable to us.

As part of the reduction in force commenced in October 2017, we decided to delay the development of our lead product candidate PRX-OTC, while we pursue a strategic alternative, and there is no guarantee that this strategic path will be successful.

On October 12, 2017, we commenced a reduction in our workforce and delay of the development of our lead product candidate PRX-OTC. We had previously devoted substantially all of our research and development efforts and financial resources toward the development of PRX-OTC. There can be no assurance that our process to identify and evaluate potential strategic alternatives will result in any definitive offer to acquire our Company or any of its assets or enter into any strategic combination or partnership. If any definitive offer to acquire our Company or assets or enter into any strategic combination or partnership is received, there can be no assurance as to the terms of any such offer, or that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our Company and/or assets, that is consummated would enhance or allow shareholders to realize shareholder value. There also can be no assurance that we will conduct drug development activities in the future.

If we do not consummate a strategic transaction, our Board of Directors may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic transaction will result in a successful alternative for our business. If no transaction is completed, our Board of Directors may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations while we seek a strategic acquisition, business combination or partnership. In addition, if our Board of Directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation of our Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders. All or substantial portion of our available assets may be used to satisfy Hercules Term Loan. As of September 30, 2017, the outstanding balance of the Hercules Term Loan was $5.3 million. Our commitments and contingent liabilities may include (i) obligations under our employment and separation agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our Company; and (ii) non-cancelable lease obligations and related credit facilities. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our Company. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our Company.

As a result of the reductions in our workforce that we announced in October 2017, we will be limited to ten employees and may not be successful in retaining these key employees. If we are unable to retain these key employees, our ability to identify and consummate a transaction will be seriously jeopardized.

On October 12, 2017, we announced workforce reductions, which decrease our headcount by approximately 50% from twenty employees to ten employees. Our focus on exploring strategic activities may yield unintended consequences, such as attrition beyond our planned reductions in workforce and employment uncertainty which may cause our remaining employees to seek alternate employment. Competition among biotechnology companies for qualified employees is intense, and the ability to retain our key employees is critical to our ability to effectively manage our resources following the reduction in workforce and to consummate a transaction or continue operations. Additional attrition could have a material adverse effect on our business. In addition, as a result of the reduction in our workforce, we face an increased risk of employment litigation.

Risks Related to Ownership of our Common Stock

Our common stock will be delisted from The Nasdaq Capital Market if the Nasdaq Hearings Panel does not grant our request for continued listing.

Our common stock is listed on The Nasdaq Capital Market (“Nasdaq”). For continued listing on Nasdaq, we are required to comply with the continued listing requirements, including the minimum closing bid price requirement and the minimum stockholders’ equity requirement, among other requirements. In the event that we fail to satisfy any of the listing requirements of Nasdaq, our common stock may be delisted.

On August 22, 2017, we received a letter from Nasdaq indicating that we no longer comply with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because our stockholders’ equity of approximately $2.2 million as reported in our Quarterly Report on Form 10-Q is below the required minimum of $2.5 million, and as of August 21, 2017, we do not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. In accordance with Nasdaq Listing Rules, we had 45 calendar days, or until October 6, 2017, to submit a plan to regain compliance.

On September 21, 2017, we submitted a plan of compliance to the Nasdaq, addressing how we intend to regain compliance with the continued listing standards by the third quarter of 2017.

On October 23, 2017, we were notified by Nasdaq that the staff has rejected our plan of compliance and initiated immediate delisting procedures for our common stock from Nasdaq. Nasdaq has informed us that, absent an appeal, trading in our common stock will be suspended from Nasdaq at the opening of business on November 1, 2017. Nasdaq rules permit us to appeal the staff’s decision to a Nasdaq Hearings Panel. A hearing request will stay the suspension of our securities and the filing of a Form 25-NSE, which would remove our securities from listing on Nasdaq, pending the Panel’s decision subsequent to the hearing. We had until October 30, 2017, to request a hearing. On October 30, 2017, we requested a hearing before the Nasdaq Hearings Panel to appeal the staff’s determination. However, there can be no assurance that the Nasdaq Hearings Panel will grant our request for continued listing, or that even if the Nasdaq Hearings Panel grants our request for continued listing, such grant would stabilize the market price or improve the liquidity of our common stock.

In addition, On August 8, 2017, we received written notice from Nasdaq indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until February 5, 2018, to cure the deficiency and regain compliance with the minimum bid price requirement. In order to cure the deficiency, the closing bid price of our common stock would have to be $1.00 or higher for a minimum of ten consecutive business days during the initial 180-day compliance period.

Delisting could result in less liquidity for our stockholders  and a lower stock price. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so.

If our securities are delisted from trading on Nasdaq, and we are not able to list our securities on another exchange or to have them quoted on Nasdaq, our securities could be quoted on the over the counter markets. As a result, we could face significant adverse consequences including

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

As of September 30, 2017, approximately all of the $16.5 million of net proceeds from our IPO had been used, of which approximately $440,000 was used to pay off the original issue discount promissory note, $184,000 was used to achieve preclinical proof of concept for the treatment of a second urea cycle disorder and approximately $426,000 was used to select a urea cycle disorder product candidate for further development, $1.4 million was used in preclinical activities, $8.0 million was used to scale up the manufacturing of PRX-OTC and $5.9 million was used in general and administrative expenses.   None of these payments consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than payments made in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee services and as fees for consulting services.

We plan to use our remaining capital resources to pursue a strategic transaction and conduct minimal R&D activities.

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

We did not repurchase any of our equity securities during the quarter ended September 30, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHASERX, INC.

Date: November 9, 2017	By:	/s/ Robert Overell
Robert W. Overell
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

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

101*

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016, (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Unaudited Consolidated Financial Statements

* Filed herewith.

 + Management contract or compensatory plan or arrangement.

